Form 10QSB
period 1996-03-31
MILESTONE PROPERTIES INC
filed 1996-05-16
CIK 858387

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON MAY 15, 1996
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996
                                   ----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT

     For the transition period from __________________  to  _________________

               Commission file number   1-10641
                                     -----------

                            MILESTONE PROPERTIES, INC.
- - -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          DELAWARE                                 65-0158204
- - -------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S.Employer Identification
Incorporation or Organization)                        Number)


               5200 TOWN CENTER CIRCLE, BOCA RATON  FLORIDA  33486
- - -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 394-9533
- - -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


- - -------------------------------------------------------------------------------
           (Former name, former address and former fiscal
                year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----



As of May 9, 1996, 3,796,729 shares of the registrant's common stock, par value $.01 per share, and 3,413,187 shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):


Yes        No  X
   -----     -----

Part I : Financial Information

     Item 1.  Financial Statements

              MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                          March 31, 1996

ASSETS                                                           March 31, 1996
                                                                 --------------
Current Assets:
     Cash and cash equivalents                                   $    1,415,496
     Loans receivable                                                 1,723,919
     Accounts receivable                                              1,172,107
     Accrued interest receivable                                     13,702,482
     Due from related party                                             636,720
     Prepaid expenses and other                                          80,078
     Reverse repurchase agreements                                   38,392,311
     Available-for-sale securities                                   44,498,140
     Income tax refund receivable                                       121,038
                                                                 --------------
       Total current assets                                         101,742,291


     Property, improvements and equipment, net                       19,141,579
     Mortgages receivable                                            80,941,328
     Deferred income tax asset                                        2,284,188
     Investment in affiliate                                          4,500,000
     Management contract rights, net                                    514,602
     Goodwill and organizational cost, net                              285,410
                                                                 --------------
         Total assets                                            $  209,409,398
                                                                 --------------
                                                                 --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                       $   1,562,135
     Accrued interest payable                                          635,629
     Net lease payable                                              19,756,703
     Income taxes payable                                            2,871,914
     Loans payable                                                  32,916,612
     Treasury notes sold short                                      38,183,896
                                                                 --------------
       Total current liabilities                                    95,926,889

     Mortgages and notes payable                                    81,470,284
                                                                 --------------
         Total liabilities                                         177,397,173
                                                                 --------------
Commitments and Contingencies

Stockholders' equity :
     Common stock  ($.01 par value, 10,000,000 shares authorized,

   3,796,729 issued and outstanding: 692,591 shares in treasury)         44,893
     Preferred stock  (Series A $.01 par value, 10,000,000 shares
            authorized, 3,413,187 shares issued and outstanding)         34,132
     Additional paid-in surplus                                      48,105,545
     Unrealized holding loss - available-for-sale
            securities (Net of tax benefit of $77,334)                (116,608)
     Accumulated deficit                                           (12,615,319)
     Shares held in Treasury - at cost                              (3,440,418)
                                                                 --------------
         Total stockholders' equity                                 32,012,225
                                                                 --------------
         Total liabilities and stockholders' equity              $ 209,409,398
                                                                 --------------
                                                                 --------------


         See Accompanying Notes to Consolidated Financial Statements


                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                For the Three Months Ended March 31, 1996 and 1995

                                                             March 31, 1996   March 31, 1995
                                                             --------------   --------------
REVENUES:
     Rent                                                      $2,939,964        $2,320,302
     Interest Income                                            4,079,515         1,389,585
     Revenue from management company operations                   179,711           315,965
     Tenant reimbursements                                        348,665           297,024
     Management and reimbursement income                          278,222           107,687
     Percentage rent                                               18,204            78,978
     Amortization of discount - available-for-sale securities      60,053           137,162
     Unrealized gain/(loss) on treasury notes sold short         1,317,238       (1,429,738)
                                                                ----------       -----------
         Total revenues                                          9,221,572        3,216,965
                                                                ----------       -----------
EXPENSES:
     Net lease expense                                           3,963,977                0
     Interest expense                                            2,357,620        1,920,232
     Depreciation and amortization                                 183,331          749,220
     Salaries, general and administration                          743,058          832,162
     Property expenses                                             704,466          349,424
     Expenses for management company operations                    236,326          136,572
     Professional fees                                             286,701          210,887
                                                                ----------       -----------
          Total expenses                                         8,475,479        4,198,497
                                                                ----------       -----------

Income (loss) before income taxes                                  746,093         (981,532)

Provision (benefit) for income taxes                               283,514         (357,353)
                                                                ----------       -----------
Net income (loss)                                                  462,579         (624,179)

Distributions on preferred stock                                         0         (695,463)
                                                                ----------       -----------
Earnings (deficit) attributable to common stockholders         $   462,579      $(1,319,642)
                                                                ----------       -----------
                                                                ----------       -----------
Earnings (deficit) per share of common stock                     $    0.12      $    (1.14)
                                                                ----------       -----------
                                                                ----------       -----------
Weighted average number of shares of  common stock               3,793,783       1,160,330
                                                                ----------       -----------
                                                                ----------       -----------

                    See Accompanying Notes to Consolidated Financial Statements


                     MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                 For the Three Months Ended March 31, 1996 and 1995

                                                                    March 31, 1996     March 31, 1995
                                                                    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $    462,579       (624,179)
     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities
         Depreciation and amortization                                     183,331        749,220
         Deferred income (benefit) taxes                                   638,540       (571,895)
         Unrealized (gain)loss on treasury notes sold short             (1,317,238)     1,429,738
         Amortization of discount - available-for-sale securities          (60,053)      (137,162)
         Change in operating assets and liabilities net:
           Increase in accounts receivable                                 215,264        882,942
           Decrease  in due from related party                            (480,586)      (325,488)
           Increase in mortgage receivable interest                     (2,304,458)             0
           Decrease (increase) in prepaid expenses and other               409,569       (587,415)
           Decrease in accrued expenses                                   (931,487)      (593,770)
           Decrease in accrued interest payable                           (583,951)             0
           Increase in net lease payable                                 3,963,972              0
           Decrease in income taxes payable                               (423,955)             0
           Decrease in due to related party                               (148,865)             0
                                                                      -------------     ----------
           Net cash (used in) provided by operating activities            (377,338)       221,991
                                                                      -------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayments on loans receivable                              14,126         13,044
     Proceeds from redemption of investment in affiliate                2,000,000              0
     Purchase of available-for-sale securities                         (8,452,060)    (4,311,195)
     Proceeds from treasury notes payable                               9,177,695              0
     Purchase of reverse repurchase agreements                         (9,083,924)      (749,900)
                                                                      -------------     ----------
           Net cash used in investing activities                       (6,344,163)    (5,048,051)
                                                                      -------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to preferred stockholders                        (666,622)      (695,463)
     Principal payments on mortgages and notes payable                   (541,782)      (255,874)
     Proceeds from loans payable                                        6,339,045      5,948,406
     Principal payments on loans payable                                 (873,388)             0
     Amounts received (paid) on treasury notes payable                  1,317,238     (1,429,738)
     Payments to common and preferred stock claimants                           0        (93,450)
                                                                      -------------     ----------
           Net cash provided by financing activities                    5,574,491      3,473,881
                                                                      -------------     ----------

                   See Accompanying Notes to Consolidated Financial Statements

                                                                    (Continued)


                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (Unaudited)
                For the Three Months Ended March 31, 1996 and 1995


                                                 March 31, 1996  March 31, 1995
                                                 --------------  --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,147,010)    (1,352,179)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,562,506      1,819,204
                                                 --------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 1,415,496    $   467,025
                                                 --------------  --------------
                                                 --------------  --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period for interest       $ 2,997,241    $  2,063,121
                                                 --------------  --------------
                                                 --------------  --------------
     Cash paid during the period for income taxes   $         0    $    214,543
                                                 --------------  --------------
                                                 --------------  --------------

          See Accompanying Notes to Consolidated Financial Statements


                            MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


     The accompanying financial statements of Milestone Properties, Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of March 31, 1996 and 1995 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1995 has been reclassified to conform to the 1996 presentation. For further information, refer to the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

ACQUISITIONS OF REAL ESTATE RELATED ASSETS

     On March 25, 1996, Milestone Asset Management, Inc. ("MAMI"), one of the Company's wholly-owned subsidiaries, purchased, in a negotiated transaction, $9,599,500 of the BB rated Class of Series 1995-C1 commercial mortgage pass-through certificates (the "Certificates") from Merrill Lynch Mortgage Investors, Inc. ("MLMI"), an unaffiliated third party, for $8,452,060 including accrued interest. MAMI used $2,113,015 of available cash and borrowed the remaining amount of $6,339,045 from MLMI. Concurrent with this purchase MAMI entered into a transaction to mitigate the interest rate risk associated with the purchase of the Certificates. MAMI sold short $9,500,000 par value of 5.75% U.S. Treasury Notes maturing August 15, 2003, and invested the proceeds in repurchase contracts.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Revenues for Milestone Properties, Inc. and its subsidiaries (together, the "Company") for the three months ended March 31, 1996 increased by $6,004,607, or 187%, to $9,221,572, from $3,216,965 for the same period in
1995, primarily due to: (1) an increase in interest income and other income of $2,689,930 resulting from mortgages receivable interest of $2,640,883; (2) a net increase in rental income of $619,662 due to the acquisition of three fee properties (the "Fee Properties") and net leases on thirty-two properties (the "Properties", and together with the Fee Properties, the "Assets") in October 1995 (the "Acquisition") and partially offset by (a) the transfer (the "Transfer") of sixteen properties (the "UPI Properties") to the Company's then wholly-owned subsidiary, Union Property Investors, Inc. ("UPI") and (b) the sale of two Dillard Department Store properties in July 1995 (the "Dillards Sale"); (3) an increase in management and reimbursement income of $170,535 resulting from an increase of $132,990 in fees received attributable to an asset management agreement entered into in November 1995; and (4) an unrealized holding gain on U.S. Treasury Notes (the "Treasury Notes") sold short of $1,317,238 for the three months ended March 31, 1996 compared to an unrealized holding loss of $1,429,738 for such securities for the same period in 1995.

     Operating expenses for the three months ended March 31, 1996 increased by $4,405,483, or 300%, to $5,934,528, from $1,529,045 for the same period in
1995, primarily due to: (1) net lease expense of $3,963,977 on the Properties resulting from the Acquisition; (2) a net increase in property expenses of $355,042 due to the Acquisition and partially offset by the Transfer and the Dillards Sale; and (3) an increase in expenses for management company operations of $99,754 resulting from additional employees.

     Interest expense for the three months ended March 31, 1996 increased by $437,388, or 23%, to $2,357,620, from $1,920,232 for the same period in 1995, primarily due to debt service on the Assets and partially offset by the Transfer and the Dillards Sale.

     Depreciation and amortization for the three months ended March 31, 1996 decreased by $565,889, or 76%, to $183,331, from $749,220 for the same period in 1995, primarily due to: (1) a net decrease in property depreciation of $481,409 attributable to a decrease in depreciable real estate assets to three properties for the three months ended March 31, 1996 compared to eighteen properties for the same period in 1995; and (2) a decrease of $80,723 in amortization of management contract rights.


LIQUIDITY AND CAPITAL RESOURCES

     The Company will derive from UPI a significant portion of the cash flow needed to fund the Company's obligations and its real estate investment activities and development activities. Such cash flow will be primarily attributable to the dividend and redemption proceeds the Company expects to receive (1) as the holder of all of the outstanding 450,000 shares of UPI preferred stock, par value $.01 per share and a $10 per share redemption value and liquidation preference (the "UPI Preferred Stock"), and (2) from the fees to be paid by UPI to the Company for administrative and property management services to be provided by the Company to UPI.

     The Company also expects, to the extent necessary, to have adequate sources of cash and/or cash producing assets to meet the expected future liquidity needs arising from the fluctuations of gain or loss inherent when marking to market, monthly, the assets and liabilities associated with the investment activities of Milestone Asset Management, Inc., one of the Company's wholly-owned subsidiaries.

     The Company's existing borrowings and the encumbrances on the Properties securing those borrowings may inhibit the Company or result in increased costs in the Company's ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

CASH FLOWS

     Net cash used by operating activities of $377,338 for the three months ended March 31, 1996 included: (1) net income of $38,625; (2) adjustments of ($555,420) for non-cash items; and (3) net increase of $139,457 in operating assets and liabilities. Net cash used by operating activities of $377,338 for the three months ended March 31, 1995 included: (1) net loss of $624,179;
(2) adjustments for non-cash items of $1,469,901; and (3) net decrease of $623,738 in operating assets and liabilities.

     Net cash used by investing activities of $6,344,163 for the three months ended March 31, 1996 included: (1) principal repayments of $14,126 on loans receivable; (2) proceeds of $2,000,000 from redemption of investment in affiliate; (3) purchase of $8,452,060 of available-for-sale securities; (4) purchase of $9,177,695 of U.S. Treasury Notes; and (5) purchase of $9,083,924 of reverse repurchase agreements. Net cash used by investing activities of $5,048,051 for the three months ended March 31, 1995 included: (1) principal repayments of $13,044 on loans receivable; (2) purchase of $4,311,195 of available-for-sale securities; and (3) purchase of $749,900 of reverse repurchase agreements.

     Net cash provided by financing activities of $5,574,491 for the three months ended March 31, 1996 included: (1) distributions of $666,622 paid to preferred stockholders; (2) principal payments of $541,782 on mortgages and notes payable; (3) proceeds of $6,339,045 from loans payable; (4) principal payments of $873,388 on loans payable; and (5) $1,317,238 received on U.S. Treasury Notes payable. Net cash provided by financing activities of $3,473,881 for the three months ended March 31, 1995 included: (1) distributions of $695,463 paid to preferred stockholders; (2) principal payments of $255,874 on mortgages and notes payable; (3) proceeds of $5,948,406 from loans payable; (4) $1,429,738 received on U.S. Treasury Notes payable; and (5) payments of $93,450 to common and preferred stock claimants.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On January 30, 1996, the Company, its Board of Directors and Concord Assets Group, Inc. ("Concord") were named as defendants in an action commenced in the Court of Chancery of the State of Delaware. Concord, together with its affiliates, owns approximately 75% of the Company's common stock, par value $.01 per share (the "Common Stock"), and its executive officers and directors are also executive officers and directors of the Company. In the action, the plaintiff, a holder of the Company's $.78 Convertible Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") purporting to bring this action on behalf of himself and other Series A Preferred Stockholders, alleges that the Company and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders in connection with the Acquisition, the Transfer, and the Company's distribution (the "Distribution") in November 1995 of all of the shares of UPI's common stock to the holders of the Common Stock on a share-for-share basis and for no consideration. The plaintiff claims, among other things, that, as a result of such actions, the Company will not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Assets are grossly inferior to the UPI Properties. The plaintiff seeks among other things, certification of the lawsuit as a class action on behalf of all of the Series A Preferred Stockholders, either rescission of the Acquisition, the Transfer and the Distribution or damages, and an accounting for any profits and benefits realized. The Company and the other defendants intend to defend vigorously this action. The Company and the other defendants have moved to dismiss the complaint for failure to state a claim upon which relief may be granted.

ITEM 5.   OTHER INFORMATION.

     As of April 30, 1996, the Company terminated, by written notice, the master lease on the Property located in Chili, New York (The "Chili Lease"). As a result of the termination of the Chili Lease, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Chili Property to Valley Plaza Associates ("VPA"), the landlord under the Chili Lease, and VPA assumed all of the Company's related obligations under the Chili Lease.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are included herein:

     Exhibit   Description
     -------   ------------
     10.1      Amendment to letter agreement related to employment dated March
               31, 1993 between the Company and Leonard S. Mandor, dated May 2,
               1996.

     10.2 Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Robert A. Mandor, dated May 2, 1996.

     10.3 Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Joan LeVine, dated May 2, 1996.

     10.4 Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Harvey Shore, dated May 2, 1996.


     10.5 Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Joseph P. Otto, dated May 2, 1996.

     (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MILESTONE PROPERTIES, INC.
                                   --------------------------
                                         (Registrant)


Date: May 13, 1996                 /s/ Robert A. Mandor
                                   -------------------------------------
                                   Robert A. Mandor
                                   President and Chief Financial Officer


Date: May 13, 1996                 /s/ Joan LeVine
                                   -------------------------------------
                                   Joan LeVine
                                   Senior Vice President, Treasurer
                                   and Controller