Form 10QSB
period 1996-06-30
MILESTONE PROPERTIES INC
filed 1996-08-14
CIK 858387

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

         For the transition period from ________________  to  ________________

                        Commission file number 1-10641


                          MILESTONE PROPERTIES, INC.
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                      65-0158204
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)

               5200 TOWN CENTER CIRCLE, BOCA RATON FLORIDA 33486
                   (Address of principal executive offices)

                                (561) 394-9533
               (Issuer's Telephone Number, Including Area Code)


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

As of August 9, 1996, 4,520,085 shares of the registrant's common stock, par value $.01 per share, and shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes        No  X
   -----     -----

Part I: Financial Information
    Item 1. Financial Statements

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 June 30, 1996

                                                                           June 30, 1996
                                                                           -------------
Assets:

Current Assets:
    Cash and cash equivalents                                              $   1,341,323
    Loans receivable                                                           1,711,314
    Accounts receivable                                                          920,492
    Accrued interest receivable                                                5,281,766
    Due from related party                                                       363,092
    Prepaid expenses and other                                                   409,284
    Reverse repurchase agreements                                             37,785,262
    Available-for-sale securities                                             43,216,852
    Income tax refund receivable                                                 121,038
                                                                           -------------

         Total current assets                                                 91,150,423

    Property, improvements and equipment, net                                 19,008,697
    Mortgages receivable                                                      74,429,721
    Deferred income tax asset                                                  2,373,568
    Investment in affiliate                                                    4,500,000
    Management contract rights, net                                              485,224
    Goodwill and organizational cost, net                                        265,839
                                                                           -------------

         Total assets                                                      $ 192,213,472
                                                                           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                  $     815,898
    Accured interest payable                                                   1,474,735
    Net lease payable                                                          7,927,944
    Income taxes payable                                                       2,528,182
    Loans payable                                                             31,971,152
    Treasury notes sold short                                                 37,066,281
                                                                           -------------

         Total current liabilities                                            81,784,192


    Mortgages and notes payable                                               79,044,483
                                                                           -------------

         Total liabilities                                                   160,828,675
                                                                           -------------

    Commitments and Contingencies
    Stockholders' equity:
    Common stock ($.01 par value, 10,000,000 shares authorized,
         4,495,918 issued and outstanding: 692,591 shares in treasury)            44,959
    Preferred stock (Series A $.01 par value, 10,000,000 shares
         authorized, 3,407,181 shares issued and outstanding)                     34,072
    Additional paid-in surplus                                                48,112,412
    Unrealized holding loss - available-for-sale securities
         (Net of tax benefit of $616,432)                                       (925,255)
    Accumulated deficit                                                      (12,434,047)
    Shares held in Treasury - at cost                                         (3,447,344)
                                                                           -------------
         Total stockholders' equity                                           31,384,797
                                                                           -------------

         Total liabilities and stockholders' equity                        $ 192,213,472
                                                                           =============

          See Accompanying Notes to Consolidated Financial Statements

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
               For the Three Months Ended June 30, 1996 and 1995

                                                                  June 30, 1996      June 30, 1995
                                                                  -------------      -------------
Revenues:
    Rent                                                          $   2,868,250      $   2,293,005
    Interest Income                                                   4,545,626          1,611,308
    Revenue from management company operations                          202,908            311,622
    Tenant reimbursements                                               259,195            209,746
    Management and reimbursement income                                 279,503            122,815
    Percentage rent                                                      43,776            248,373
    Amortization of discount - available-for-sale securities             66,457            146,746
    Unrealized gain/(loss) on treasury notes sold short               1,124,295         (1,462,506)
    Gain on Sale of property                                            495,012                  0
    Gain on Sale of available-for-sale securities                             0            725,959
                                                                  -------------      -------------

         Total revenues                                               9,885,022          4,207,068
                                                                  -------------      -------------

Expenses:
    Master lease expense                                              3,801,156                  0
    Interest expense                                                  3,101,675          1,995,189
    Depreciation and amortization                                       180,831            670,729
    Salaries, general and administration                              1,329,759            787,969
    Property expenses                                                   507,088            297,116
    Expenses for management company operations                          303,089            118,096
    Professional fees                                                   327,927            280,306
                                                                  -------------      -------------

         Total expenses                                               9,551,525          4,149,405
                                                                  -------------      -------------

    Income before income taxes                                          333,497             57,663

    Provision for income taxes                                          155,511            175,429
                                                                  -------------      -------------

    Net income (loss)                                                   177,986           (117,766)

    Distributions on preferred stock                                          0           (685,078)
                                                                  -------------      -------------
    Earnings (deficit) attributable to common stockholders        $     177,986      $    (802,844)
                                                                  =============      =============
    Earnings (deficit) per share of common stock                  $        0.05      $       (0.69)
                                                                  =============      =============
    Weighted average number of shares of common stock                 3,793,783          1,160,330
                                                                  =============      =============

          See Accompanying Notes to Consolidated Financial Statements

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
                For the Six Months Ended June 30, 1996 and 1995

                                                                June 30, 1996    June 30, 1995
                                                                -------------    -------------
Revenues:
    Rent                                                         $  5,808,214     $  4,613,307
    Interest Income                                                 8,625,141        3,000,893
    Revenue from management company operations                        382,619          627,587
    Tenant reimbursements                                             607,860          506,770
    Management and reimbursement income                               557,725          230,502
    Percentage rent                                                    61,980          327,351
    Amortization of discount - available-for-sale securities          126,510          283,908
    Unrealized gain/(loss) on treasury notes sold short             2,441,533       (2,892,244)
    Gain on Sale of property                                          495,012                0
    Gain on Sale of available-for-sale securities                           0          725,959
                                                                 ------------     ------------

         Total revenues                                            19,106,594        7,424,033
                                                                 ------------     ------------

Expenses:
    Master lease expense                                            7,765,133                0
    Interest expense                                                5,459,295        3,915,421
    Depreciation and amortization                                     364,162        1,419,949
    Salaries, general and administration                            2,072,817        1,620,131
    Property expenses                                               1,211,554          646,540
    Expenses for management company operations                        539,415          254,668
    Professional fees                                                 614,628          419,193
                                                                 ------------     ------------

         Total expenses                                            18,027,004        8,347,902
                                                                 ------------     ------------

    Income (loss) before income taxes                               1,079,590         (923,869)

    Provision (benefit) for income taxes                              439,025         (181,924)
                                                                 ------------     ------------

    Net income (loss)                                                 640,565         (741,945)

    Distributions on preferred stock                                        0       (1,380,541)
                                                                 ------------     ------------
    Earnings (deficit) attributable to common stockholders       $    640,565     $ (2,122,486)
                                                                 ============     ============
    Earnings (deficit) per share of common stock                 $       0.17     $      (1.83)
                                                                 ============     ============
    Weighted average number of shares of common stock               3,793,783        1,160,330
                                                                 ============     ============

          See Accompanying Notes to Consolidated Financial Statement

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                For the Six Months Ended June 30, 1996 and 1995

                                                                  June 30, 1996       June 30, 1995
                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $     640,565       $    (741,945)
    Adjustments to reconcile net income (loss)  to
       net cash provided by operating activities
    Depreciation and amortization                                       364,162           1,419,949
    Deferred income (benefit) taxes                                   1,088,502          (1,312,542)
    Unrealized (gain)/loss on treasury notes sold short              (2,441,533)          2,892,244
    Amortization of discount available-for-sale securities             (126,510)           (283,908)
    Realized gain on sale of available-for-sale securities                    0            (725,959)
    Gain on sale of property                                           (495,012)                  0
    Change in operating assets and liabilities net:
         Decrease in accounts receivable                                664,089              48,736
         (Increase) decrease in due from related party                 (206,958)            243,531
         Decrease in mortgage receivable interest                     5,779,833                   0
         Decrease (increase) in prepaid expenses and other               81,360            (799,496)
         Decrease in accrued litigation settlement expenses            (215,000)           (215,000)
         (Decrease) increase in accrued expenses                       (912,239)             61,456
         Increase in accrued interest payable                          (122,100)                  0
         Decrease in net lease payable                               (7,864,787)                  0
         (Decrease) increase in income taxes payable                   (767,687)            290,431
         Decrease in due to related party                               (97,124)                  0
                                                                  -------------       -------------

         Net cash (used in) provided by operating activities         (4,630,439)            877,497
                                                                  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments on loans receivable                             26,733              59,855
    Principal repayments on mortgages receivable                      4,747,664                   0
    Proceeds from the sale of property                                2,157,439                   0
    Proceeds from the sale of available-for-sale securities                   0          11,563,909
    Proceeds from redemption of investment in affiliate               2,000,000                   0
    Purchase of available-for-sale securities                        (8,452,060)        (15,767,592)
    Proceeds from treasury notes payable                              9,203,125                   0
    Purchase of reverse repurchase agreements                        (9,601,171)         (3,074,996)
                                                                  -------------       -------------

         Net cash provided by (used in) investing activities             81,730          (7,218,824)
                                                                  -------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to preferred stockholders                       (666,622)         (1,380,541)
    Principal payments on mortgages and notes payable                (2,967,583)           (582,038)
    Proceeds from loans payable                                       6,339,045          16,075,193
    Principal payments on loans payable                              (1,818,847)         (7,614,148)
    Proceeds from line of credit facility                                     0           1,245,239
    Amounts received (paid) on treasury notes payable                 2,441,533          (2,892,244)
    Payments to common and preferred stock claimants                          0               1,656
                                                                  -------------       -------------

         Net cash provided by financing activities                    3,327,526           4,853,117
                                                                  -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,221,183)         (1,488,210)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,562,506           1,819,204
                                                                  -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   1,341,323       $     330,994
                                                                  =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                      $   4,812,167       $   4,058,304
                                                                  =============       =============
    Cash paid during the period for income taxes                  $     117,723       $     661,740
                                                                  =============       =============

          See Accompanying Notes to Consolidated Financial Statements

                          MILESTONE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


         The accompanying financial statements of Milestone Properties, Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of June 30, 1996 and 1995 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1995 has been reclassified to conform to the 1996 presentation. For further information, refer to the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Acquisitions and Disposition of Real Estate Related Assets

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

         On May 24, 1996, the Company recognized its position in the mortgage receivable on the property located in Roanoke, Virginia as a result of the sale (the "Sale") of such property by its owners. The sale price was approximately $2,150,000, resulting in a book gain of $495,012 to the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Revenues for Milestone Properties, Inc. (the "Company") for the second quarter of 1996 increased by $5,677,954 or 135% to $9,885,022, primarily due to: (1) an increase in interest income and other income of $2,934,318 resulting from (a) mortgages receivable interest of approximately $2,640,000; and (b) interest income relating to the mortgage backed security purchased in March 1996 of approximately $326,000 ; (2) an increase in rental income of $575,245 due to the acquisition (the "Acquisition") of three fee properties and net leases on thirty-two properties (together, the "Assets") in October 1995; (3) an increase in management and reimbursement income of $156,688 resulting from an asset management agreement entered into in November 1995; (4) an unrealized holding gain on U.S. Treasury Notes (the "Treasury Notes") sold short of $1,124,295 for the second quarter of 1996 compared to a same quarter $1,462,506 unrealized holding loss for such securities in 1995; (5) a non-recurring gain of $495,012 on the Sale of the property located in Roanoke, Virginia in May 1996; and (6) offset by a non-recurring gain of $725,959 on the sale of available-for-sale securities in June 1995.

         Operating expenses increased by $4,785,532 or 322% to $6,169,019, primarily due to: (1) master lease expense of $3,801,156 on thirty-two properties for the second quarter of 1996 resulting from the Acquisition; (2) an increase in property expenses of $209,972 due to the Acquisition; (3) an increase in expenses for management company operations of $184,993 resulting from additional employees; and (4) in April 1996 the compensation committee of the Board of Directors approved executive bonuses of approximately $401,000.

         Interest expense increased by $1,106,486 or 55% to $3,101,675 primarily due to: (1) debt service on the assets acquired in October 1995; and
(2) additional interest charges relating to the mortgage backed security purchased in March of 1996.

         Depreciation and amortization decreased by $489,898 or 73% to $180,831, primarily due to: (1) a decrease in depreciable real estate assets from eighteen properties in 1995 to three properties for 1996, amounting to a decrease in property depreciation of approximately $480,000; and (2) a decrease in amortization of management contract rights from the first quarter of 1995 compared to the first quarter of 1996 of approximately $46,000.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Revenues for the first six months of 1996 increased by $11,682,561 or 157% to $19,106,594, primarily due to: (1) an increase in interest income and other income of $5,624,248 resulting from (a) mortgages receivable interest of approximately $5,280,000; and (b) interest income relating to the mortgage backed securities purchased in June 1995 and March 1996 of approximately $474,000 ; (2) an increase in rental income of $1,194,907 due to the Acquisition; (3) an increase in management and reimbursement income of $327,223 resulting from an asset management agreement entered into in November 1995; (4) an unrealized holding gain on U.S. Treasury Notes (the "Treasury Notes") sold short of $2,441,533 for the first six months of 1996 compared to an unrealized holding loss of $2,892,244 for such securities in the same period of 1995; (5) a non-recurring gain of $495,012 on the Sale of the property located in Roanoke, Virginia in May 1996; and (6) offset by a non-recurring gain of $725,959 on the sale of available-for-sale securities in June 1995.

         Operating expenses increased by $9,191,015 or 305% to $12,203,547, primarily due to: (1) master lease expense of $7,765,133 on thirty-two properties for the first six months of 1996 resulting from the Acquisition; (2) an increase in property expenses of $565,014 due to the additional properties acquired in the Acquisition; (3) an increase in expenses for management company operations of $284,747 resulting from additional employees; and (4) in April 1996 the compensation committee of the Board of Directors approved executive bonus' of approximately $401,000.

         Interest expense increased by $1,543,874 or 39% to $5,459,295, primarily due to: (1) debt service on the assets acquired in the Acquisition in October 1995; and (2) additional interest charges relating to the mortgage backed security purchased in June 1995 and March 1996.

         Depreciation and amortization decreased by $1,055,787 or 74% to $364,162, primarily due to: (1) a decrease in depreciable real estate assets from three properties for the first six months of 1996 compared to eighteen properties for the same period in 1995, amounting to a decrease in property depreciation of approximately $960,000; and (2) a decrease in amortization of management contract rights from the first six months of 1995 compared to the same period in 1996 of approximately $126,000.

Liquidity and Capital Resources

         The Company will derive from Union Property Investors, Inc. ("UPI"), a former subsidiary of the Company which the Company spun off in November 1995, a significant portion of the cash flow needed to fund the Company's obligations and its real estate investment and development activities. Such cash flow will be primarily attributable to the dividend and redemption proceeds the Company expects to receive (1) as the holder of all of the 450,000 issued and outstanding shares of UPI preferred stock, par value $.01 per share and a $10 per share redemption value and liquidation preference (the "UPI Preferred Stock"), and (2) from the fees to be paid by UPI to the Company for administrative and property management services to be provided by the Company to UPI. As a result of UPI's redemption of $2,000,000 of the UPI Preferred Stock on March 22, 1996, the annual dividend rate on the UPI Preferred Stock decreased from 9% to 8% effective January 1, 1996. On July 1, 1996, UPI redeemed $270,833 of the UPI Preferred Stock. The 8% dividend rate will be in effect to the extent that a minimum of $270,833 of the UPI Preferred Stock is redeemed quarterly.

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


         The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit the Company or result in increased costs in connection with the Company's ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

Cash Flows

         Net cash used by operating activities of $4,630,439 for the six months ended June 30, 1996 included: (1) net income of $640,565; (2) adjustments of ($1,610,391) for non-cash items; and (3) net decrease of $3,660,613 in operating assets and liabilities. Net cash used by operating activities of $877,497 for the six months ended June 30, 1995 included: (1) net loss of $741,945; (2) adjustments for non-cash items of $1,989,784; and (3) net decrease of $370,342 in operating assets and liabilities.

         Net cash provided by investing activities of $81,730 for the six months ended June 30, 1996 included: (1) principal repayments of $4,774,397 on loans and mortgages receivable; (2) proceeds of $2,000,000 from redemption of investment in affiliate; (3) purchase of $8,452,060 of available-for-sale securities; (4) proceeds from U.S. Treasury Notes sold short of $9,203,125; (5) purchase of $ 9,601,171 of reverse repurchase agreements; and (6) proceeds of $2,157,439 from the sale of property. Net cash used in investing activities of $7,218,824 for the six months ended June 30, 1995 included: (1) principal repayments of $59,855 on loans receivable; (2) purchase of $15,767,592 of available-for-sale securities; (3) proceeds of $11,563,909 from the sale of available-for-sale securities and (4) purchase of $3,074,996 of reverse repurchase agreements.

         Net cash provided by financing activities of $3,327,526 for the six months ended June 30, 1996 included: (1) distributions of $666,622 paid to preferred stockholders; (2) principal payments of $2,967,583 on mortgages and notes payable; (3) proceeds of $6,339,045 from loans payable; (4) principal payments of $1,818,847 on loans payable; and (5) $2,441,533 received on U.S. Treasury Notes payable. Net cash provided by financing activities of $4,853,117 for the six months ended June 30, 1995 included: (1) distributions of $1,380,541 paid to preferred stockholders; (2) principal payments of $582,038 on mortgages and notes payable; (3) proceeds of $16,075,193 from loans payable;
(4) principal payments of $7,614,148 on loans payable; (5) $2,892,244 paid on U.S. Treasury Notes payable; (6) proceeds of $1,245,239 from a line of credit facility; and (7) payments of $1,656 to common and preferred stock claimants.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On January 30, 1996, the Company, its Board of Directors and Concord Assets Group, Inc. ("Concord") were named as defendants in an action commenced in the Court of Chancery of the State of Delaware. Concord, together with its affiliates, owns approximately 75% of the Company's common stock, par value $.01 per share (the "Common Stock"), and its executive officers and directors are also executive officers and directors of the Company. The plaintiff, a holder of the Company's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock"), purports to bring this action on behalf of himself and other Series A Preferred Stockholders in connection with (i) the Acquisition, (ii) the Company's transfer (the "Transfer") in October 1995 of sixteen of its retail properties (the "UPI Properties") to UPI, and (iii) the Company's distribution (the "Distribution") in November 1995 of all of the shares of UPI's common stock to the holders of the Common stock on a share-for-share basis and for no consideration. The defendants moved to dismiss the plaintiff's complaint and, thereafter, the plaintiff amended his original complaint to allege that (i) the Transfer required the approval of a majority of the Company's stockholders entitled to vote thereon, which was not obtained,
(ii) the defendants violated the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations") by not enabling the Series A Preferred Stockholders to convert their stock into shares of UPI stock, (iii) the defendants breached their fiduciary duties by timing the Distribution to occur after an adjustment to the conversion ratio and after the cumulative period for the payment of dividends on the Series A Preferred Stock had ended,
(iv) following the Distribution, the defendants did not make a "good faith attempt" in their recalculation of the conversion ratio of the Series A Preferred Stock pursuant to the Certificate of Designations, and (v) the Acquisition, the Transfer and the Distribution were substantively and procedurally unfair to the Company, the Series A Preferred Stockholders and the Common Stockholders (other than certain defendants). The plaintiff seeks, among other things, certification of the lawsuit as a class action on behalf of all of the Series A Preferred Stockholders and rescission of the Acquisition, the Transfer and the Distribution and/or damages. The Company and the other defendants intend to defend vigorously this action and have moved to dismiss the amended complaint.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibit is included herein:

         Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.

         (b) No reports on form 8-K were filed during the quarter for which this report is being filed.

                                  SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MILESTONE PROPERTIES, INC.
                                 (Registrant)




Date: August 9, 1996                     /s/ Robert A. Mandor
                                         -------------------------------------
                                         Robert A. Mandor
                                         President and Chief Financial Officer



Date: August 9, 1996                     /s/ Joan LeVine
                                         -------------------------------------
                                         Joan LeVine
                                         Senior Vice President, Treasurer
                                         and Controller