Form 10QSB
period 1996-09-30
MILESTONE PROPERTIES INC
filed 1996-11-14
CIK 858387

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 1996

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

                                   Yes X    No

As of November 7, 1996, 3,862,922 shares of the registrant's common stock, par value $.01 per share, and 3,349,294 shares of the registrant's $.78 Convertible

Series A preferred stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

                                   Yes    No X

Part I: Financial Information
    Item 1. Financial Statements


                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                               September 30, 1996

                                                              September 30, 1996
Assets:                                                       ------------------

Current Assets:
    Cash and cash equivalents                               $        2,590,357
    Loans receivable                                                 1,694,350
    Accounts receivable                                              1,388,764
    Accrued interest receivable                                      7,922,648
    Due from related party                                             285,425
    Prepaid expenses and other                                         511,134
    Reverse repurchase agreements                                   42,455,949
    Available-for-sale securities                                   41,214,989
                                                             -----------------

         Total current assets                                       98,063,616


    Property, improvements and equipment, net                       19,075,816
    Mortgages receivable                                            74,429,721
    Deferred income tax asset                                        1,841,405
    Investment in affiliate                                          4,229,168
    Management contract rights, net                                    455,847
    Goodwill and organizational cost, net                              242,264
                                                            ------------------

         Total assets                                       $      198,337,837


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                   $        1,065,182
    Accured interest payable                                           696,555
    Net lease payable                                               11,891,916
    Due to related party                                                40,511
    Income taxes payable                                             2,457,465
    Loans payable                                                   30,450,590
    Treasury notes sold short                                       42,245,423
                                                             -----------------

         Total current liabilities                                  88,847,642


    Mortgages and notes payable                                     78,443,085
                                                             -----------------

         Total liabilities                                         167,290,727
                                                             -----------------

    Commitments and Contingencies

    Stockholders' equity:
    Common stock ($.01 par value, 10,000,000
      shares authorized, 4,554,020 issued and
      outstanding: 692,591 shares in treasury)                          45,543
    Preferred stock (Series A $.01 par value,
      10,000,000 shares authorized, 3,413,187
      shares issued and outstanding)                                    33,543
    Additional paid-in surplus                                      48,112,360
    Unrealized holding gain - available-for-sale
      securities
          (Net of tax expense of $65,198)                               97,196
    Accumulated deficit                                            (13,794,188)
    Shares held in Treasury - at cost                               (3,447,344)
                                                               ---------------

         Total stockholders' equity                                 31,047,110
                                                              -----------------
         Total liabilities and stockholders' equity            $   198,337,837


          See Accompanying Notes to Consolidated Financial Statements

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
             For the Three Months Ended September 30, 1996 and 1995




                                                                                     September 30,   September 30,
                                                                                          1996             1995
                                                                                          ----             ----
Revenues:
    Rent                                                                          $     2,724,853    $    2,037,963
    Interest Income                                                                     4,705,171         1,696,960
    Revenue from management company operations                                            174,655           388,359
    Tenant reimbursements                                                                 383,317            66,730
    Management and reimbursement income                                                   278,086            87,080
    Percentage rent                                                                       187,126            42,635
    Amortization of discount - available-for-sale securities                               77,186            58,868
    Unrealized loss on treasury notes sold short                                         (373,674)         (139,499)
    (Loss)/gain on Sale of real estate assets                                            (101,244)        6,354,064
    Loss on Sale of available-for-sale securities                                        (589,048)                0
                                                                                     ------------       -----------

         Total revenues                                                                 7,466,428        10,593,160
                                                                                     ------------       -----------

Expenses:
    Net lease expense                                                                   3,823,927                 0
    Interest expense                                                                    3,129,830         2,111,831
    Depreciation and amortization                                                         185,832           673,816
    Salaries, general and administration                                                  656,195           629,944
    Property expenses                                                                     309,471           349,536
    Expenses for management company operations                                            235,026           127,334
    Professional fees                                                                     247,465           158,202
                                                                                    -------------     -------------

         Total expenses                                                                 8,587,746         4,050,663
                                                                                    -------------   ---------------

    Income (loss) before income taxes                                                  (1,121,318)        6,542,497

    Provision for income taxes                                                            238,824         2,620,227
                                                                                    -------------   ---------------

    Net income (loss)                                                                  (1,360,142)        3,922,270

    Distributions on preferred stock                                                            0          (685,079)

                                                                                    -------------   ---------------

     (Deficit) earnings attributable to common stockholders                       $    (1,360,142)   $    3,237,191
                                                                                  ===============    ==============

     (Deficit) earnings per share of common stock                                 $         (0.36)   $         2.79
                                                                                  ===============    ==============

    Weighted average number of shares of common stock                                   3,793,783         1,160,330
                                                                                  ===============    ==============



          See Accompanying Notes to Consolidated Financial Statements

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
             For the Nine Months Ended September 30, 1996 and 1995



                                                                September 30, 1996  September 30, 1995
                                                                ------------------  ------------------
Revenues:
    Rent                                                          $     8,533,067   $     6,651,270
    Interest Income                                                    13,330,312         4,697,853
    Revenue from management company operations                            557,274         1,015,947
    Tenant reimbursements                                                 991,177           573,499
    Management and reimbursement income                                   835,811           317,582
    Percentage rent                                                       249,106           369,985
    Amortization of discount - available-for-sale securities              203,696           342,776
    Unrealized gain/(loss) on treasury notes sold short                 2,067,859        (3,031,743)
    Gain on Sale of real estate assets                                    393,768         6,354,064
    (Loss)/gain on Sale of available-for-sale securities                 (589,048)          725,958
                                                                   --------------    --------------

         Total revenues                                                26,573,022        18,017,193
                                                                   --------------    --------------

Expenses:
    Net lease expense                                                  11,589,060                 0
    Interest expense                                                    8,589,126         6,027,252
    Depreciation and amortization                                         549,994         2,093,765
    Salaries, general and administration                                2,729,012         2,250,075
    Property expenses                                                   1,521,025           996,076
    Expenses for management company operations                            774,441           382,002
    Professional fees                                                     862,092           649,395
                                                                   --------------    --------------

         Total expenses                                                26,614,750        12,398,565
                                                                   --------------    --------------

    Income (loss) before income taxes                                     (41,728)        5,618,628

    Provision for income taxes                                            677,849         2,438,303
                                                                   --------------    --------------

    Net income (loss)                                                    (719,577)        3,180,325

    Distributions on preferred stock                                            0        (2,065,620)
                                                                   --------------    --------------

    Earnings (deficit) attributable to common stockholders        $      (719,577)  $     1,114,705


    Earnings (deficit) per share of common stock                  $         (0.19)  $          0.96

    Weighted average number of shares of common stock                   3,793,783         1,160,330

           See Accompanying Notes to Consolidated Financial Statement

                  MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
             For the Nine Months Ended September 30, 1996 and 1995



                                                                    September 30, 1996  September 30, 1995
                                                                    ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $       (719,577)    $    3,180,325
    Adjustments to reconcile net income (loss)  to
       net cash provided by operating activities
    Depreciation and amortization                                            549,994          2,093,765
    Deferred income (benefit) taxes                                          939,033         (1,720,986)
    Unrealized (gain)/loss on treasury notes sold short                   (2,067,859)         3,031,743
    Amortization of discount available-for-sale securities                  (203,696)          (172,672)
    Realized loss/(gain) on sale of available-for-sale securities            589,048           (725,959)
    Gain on sale of property                                                (393,768)        (6,354,064)
    Change in operating assets and liabilities net:
         Decrease/(increase) in accounts receivable                          248,554           (124,503)
         (Increase) decrease in due from related party                      (129,291)           695,858
         Decrease in mortgage receivable interest                          3,225,430                  0
         Increase in prepaid expenses and other                              (21,487)        (1,635,036)
         Decrease in deferred income tax asset                               404,968
         Decrease in accrued litigation settlement expenses                 (215,000)          (215,000)
         Decrease in accrued expenses                                     (1,065,814)          (705,030)
         Increase in accrued interest payable                               (248,996)                 0
         Decrease in net lease payable                                    (4,129,247)                 0
         (Decrease) increase in income taxes payable                        (717,365)         2,832,054
         Decrease in due to related party                                    (56,613)                 0
                                                                       -------------      -------------

         Net cash (used in) provided by operating activities              (4,011,686)           180,495
                                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments on loans receivable                                  43,696            102,470
    Principal repayments on mortgages receivable                           4,747,664                  0
    Purchase of leasehold improvements                                      (200,000)
    Proceeds from the sale of real estate assets                           1,916,979         25,107,047
    Proceeds from the sale of available-for-sale securities               14,478,872         12,689,316
    Proceeds from redemption of investment in affiliate                    2,270,833                  0
    Purchase of available-for-sale securities                            (20,142,060)       (15,909,881)
    Proceeds from treasury notes payable                                  13,989,844          9,983,436
    Purchase of treasury notes                                                     0         (4,726,133)
    Purchase of reverse repurchase agreements                            (13,898,183)       (12,529,112)
                                                                       -------------      -------------


         Net cash provided by investing activities                         3,207,647         14,717,143
                                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to preferred stockholders                            (666,622)        (2,065,620)
    Principal payments on mortgages and notes payable                     (3,568,982)       (19,140,385)
    Proceeds from loans payable                                           14,522,045         18,982,905
    Principal payments on loans payable                                  (11,522,409)        (6,450,074)
    Amounts received (paid) on treasury notes payable                      2,067,859         (3,031,743)
    Payments to common and preferred stock claimants                               0            286,100
                                                                       -------------      -------------

         Net cash provided by (used in) financing activities                 831,891        (11,418,817)
                                                                       -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     27,851          3,478,821

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,562,506          1,819,204
                                                                       -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $      2,590,357     $    5,298,024
                                                                       =============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                        $      8,838,121     $    5,373,359
                                                                       =============       ============
    Cash paid during the period for income taxes                    $        237,621     $      796,143
                                                                      ==============      =============


          See Accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


         The accompanying financial statements of Milestone Properties, Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of September 30, 1996 and 1995 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1995 has been reclassified to conform to the 1996 presentation. For further information, refer to the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

         As of April 30, 1996, the Company terminated, by written notice, the master lease on the Property located in Chili, New York (the "Chili Lease"). As a result of the termination of the Chili Lease, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Chili Property to Valley Plaza Associates ("VPA"), the landlord under the Chili Lease, and VPA assumed all of the Company's related obligations under the Chili Lease. Neither VPA nor the Company have made the full required payment on the underlying mortgage loan for such Property located in Chili, NY since May 1, 1996. VPA has made certain partial payments, such payments have been credited against the Wrap Mortgage.

         On May 24, 1996, the Company recognized its position in the mortgage receivable on the property located in Roanoke, Virginia as a result of the sale of such property by its owners. The sale price was approximately $2,150,000, resulting in a book gain of $393,768 to the Company.


         On August 22, 1996, MAMI purchased, in a negotiated transaction, $16,700,000 of the B-rated class (the "B-2 Class") of the Commercial Mortgage Pass Through Certificates, Series 1996 MD V from Nomura Securities for $11,690,000, plus accrued interest. MAMI used $3,507,000 of available cash, and borrowed the remaining amount of $8,183,000 through a reverse repurchase agreement with Nomura. The available cash was generated from a sale, on the same date, of a portion of the Company's holding of the MDI B-3A Class, discussed below.

         Concurrent with the August 22, 1996 purchase, the Company allocated $10,000,000 of its existing $20,000,000 hedge transaction associated with its ownership of Nomura Series 1994 - MD I, to the B-2 Class, to protect against the interest rate risk associated with the purchase. The Company also entered into a new $5,000,000 hedge transaction, for the same purpose, bringing the total of hedge positions associated with the B-2 Class to $15,000,000.

         The Series 1996 MD V B-2 Class represents a beneficial ownership interest in a trust fund primarily consisting of eleven commercial fixed rate mortgage loans with original terms to maturity of forty years or less, the last maturing March 11, 2036. The aggregate principal balance of the loans at the time of purchase was $773,692,578. The B-2 Class represents 4.36% of the aggregate principal balance of the mortgage pool. MAMI's purchase represented 49.53% of the B-2 Class. The B-2 Class was rated B by Standard & Poor's Ratings Group, and Duff & Phelps Credit Rating Co.

         On August 22, 1996 concurrent with the purchase of the MD V B-2 Class discussed above, MAMI sold, in a negotiated transaction a portion of its holding of the B-3A Class of Nomura Series 1994 MDI, previously purchased by MAMI on December 15, 1995. Of the total $24,839,000 of the B-3A Class held prior to the sale, the Company sold $12,750,000, for a price of $11,706,094, plus accrued interest. The Company received $3,640,848 in cash, and used the remaining $8,065,246 to reduce the balance of the financing on the remaining portion of the B-3A Class.

         On September 19, 1996 MAMI sold, in a negotiated transaction, its entire holding of $3,259,923 of the B-3 Class of Nomura Series 1994 MDII, originally purchased by MAMI on March 30, 1995. The sale price was $3,177,916, plus accrued interest. The Company received $944,614 in cash, and used the remaining $2,233,302 to pay off the balance of the financing associated with this asset. The cash generated was applied to general purposes of the Company.

         On October 25, 1996 MAMI sold, in a negotiated transaction, its entire holding of $9,599,500 of the E Class of Merrill Lynch Mortgage Investors Series 1995 C1 ("C1") originally purchased by the Company on March 25, 1996. The sale price was $8,699,547, plus accrued interest. The Company received $2,310,547 in cash, and used the remaining $6,389,000 to pay off the balance of the financing associated with this asset. The cash generated was applied to general purposes of the Company. Concurrent with the sale, MAMI closed an existing hedge transaction associated with C1, which had been entered into at the time of purchase to protect against the interest rate risk associated with this asset.

         The first mortgage loan related to the mortgage receivable on the property located in Prattville, Alabama came due on July 1, 1996 in the amount of approximately $2,325,000. Such balloon payment has not been made and the lender has granted the Company an extension until December 16, 1996. The Company has continued to make full and timely payments of debt service on such loan.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operation.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenues for Milestone Properties, Inc. (the "Company") for the third quarter of 1996 decreased $3,126,732 or 30% to $7,466,428, primarily due to:
(1) a gain on the sale of property of $6,354,064 for the third quarter of 1995 compared to a same quarter loss on the sale of Real Estate Assets of $101,244 in 1996; (2) a loss of $589,048 on the sale of available for sale securities in the third quarter of 1996; and offset by (3) an increase in interest income and other income of $3,008,211 resulting from (a) mortgages receivable interest of approximately $2,554,404 and (b) interest income relating to the mortgage backed security purchased in March 1996 of approximately $344,000; (4) an increase in rental income of $686,890 due to the Acquisition of three fee properties and net leases on thirty-two properties in October 1995 (the "Acquisition"); (5) an increase in management and reimbursement income of $191,006 resulting from an asset management agreement entered into in November 1995.

         Operating expenses for the three months ended September 30, 1996 increased $4,007,068 or 317% to $5,272,084 from $1,265,016 for the same period in 1995, primarily due to: (1) net lease expense for the third quarter of 1996 of $3,823,922 on leases of thirty properties acquired in the Acquisition; and
(2) an increase in expenses for management company operations of $107,692 resulting from additional employees.

         Interest expense for the three months ended September 30, 1996 increased by $1,017,999 or 48% to $3,129,830 from $2,111,831 for the same period in 1995, primarily due to: (1) debt service on the assets acquired in the Acquisition in 1995; and (2) additional interest charges relating to the mortgage backed security purchased in March of 1996.

         Depreciation and amortization for the three months ended September 30, 1996 decreased by $487,984 or 72% to $185,832 from $673,816 for the same period in 1995, primarily due to: (1) a decrease in depreciable real estate assets to three properties for the third quarter of 1996 from eighteen properties for the same period in 1995, amounting to a decrease in property depreciation of approximately $444,000; and (2) a net decrease in amortization of management contract rights from the third quarter of 1995 compared to same quarter in 1996 of approximately $46,000.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Revenues for the first nine months of 1996 increased $8,555,829 or 47% to $26,573,022 from $18,017,193 for the same period in 1995, primarily due to:
(1) an increase in interest income of $8,632,459 resulting from (a) mortgages receivable interest of approximately $7,922,648; and (b) interest income relating to the mortgage backed securities purchased in March 1995 and March 1996 of approximately $873,008; (2) an increase in rental income of $1,881,797 due to the Acquisition; (3) an increase in management and reimbursement income of $518,229 resulting from an asset management agreement entered into in November 1995; (4) an unrealized holding gain on U.S. Treasury Notes (the "Treasury Notes") sold short of $2,067,859 for the first nine months of 1996 compared to the same period $3,031,743 unrealized holding loss for such securities in 1995; (5) and offset by (a) decrease in gain on sale of Real Estate Assets of $393,768 for the first nine months of 1996 compared to the same period $6,354,064 gain on sale of property in 1995; and
(b) a $589,048 loss on the sale of available for sale securities for the first nine months of 1996 compared to the same period $725,959 gain on the sale of available for sale securities in 1995.

         Operating expenses for the nine months ended September 30, 1996 increased $13,198,083 or 30% to $17,475,630 from $4,277,548 for the same period in 1995, primarily due to: (1) net lease expense of $11,589,060 on leases of thirty properties acquired in the Acquisition; (2) an increase in property expenses of $524,949 due to the additional properties acquired in the Acquisition; and (3) an increase in expenses for management company operations of $392,439 resulting from additional employees.

         Interest expense for the nine months ended September 30, 1996 increased by $2,561,874 or 43% to $8,589,126 from $6,027,252 for the same period in 1995, primarily due to: (1) debt service on the assets acquired in the Acquisition; and (2) additional interest charges relating to the mortgage backed security purchased in March 1995 and March 1996.

         Depreciation and amortization for the nine months ended September 30, 1996 decreased by $1,543,771 or 74% to $549,994 from $2,093,765 for the same period in 1995, primarily due to: (1) a decrease in depreciable real estate assets to three properties for the first nine months of 1996 from eighteen properties for the same period 1995, amounting to a decrease in property depreciation of approximately $1,248,000; and (2) a net decrease in amortization of management contract rights from the first nine months of 1995 compared to the same period in 1996 of approximately $189,000.

Liquidity and Capital Resources



         The Company will derive from Union Property Investors, Inc. ("UPI"), a former subsidiary of the Company which the Company spun off in November 1995, a significant portion of the cash flow needed to fund the Company's obligations and its real estate investment and development activities (see Item 5 of this Report). Such cash flow will be primarily attributable to the dividend and redemption proceeds the Company expects to receive (1) as the holder of all of the 395,834 issued and outstanding shares of UPI's preferred stock, par value $.01 per share and a $10 per share redemption value and liquidation preference (the "UPI Preferred Stock"), and (2) from the fees to be paid by UPI to the Company for administrative and property management services to be provided by the Company to UPI. As a result of UPI's redemption of $2,000,000 of the UPI Preferred Stock on March 22, 1996, the annual dividend rate on the UPI Preferred Stock decreased from 9% to 8% effective January 1, 1996. The 8% dividend rate will be in effect to the extent that a minimum of $270,833 of the UPI Preferred Stock is redeemed quarterly. On each of July 1, 1996 and
October 1, 1996, UPI redeemed 27,083 shares of the UPI Preferred Stock at a quarterly redemption cost of $270,833.

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

Cash Flows

         Net cash used in operating activities of $4,011,686 for the nine months ended September 30, 1996 included: (1) net loss of $719,577; (2) adjustments of ($587,248) for non-cash items; and (3) decrease of $2,704,861 resulting from a change in operating assets and liabilities. Net cash provided by operating activities of $180,495 for the nine months ended September 30, 1995 included: (1) net income of $3,180,325; (2) adjustments for non-cash items of ($3,848,173); and (3) net increase of $848,343 resulting from a change in operating assets and liabilities.

         Net cash provided by investing activities of $3,207,647 for the nine months ended September 30, 1996 included: (1) principal repayments of $4,791,360 on loans and mortgages receivable; (2) proceeds of $2,270,833 from redemption of investment in affiliate; (3) purchase of $20,142,060 of available-for-sale securities; (4) proceeds from U.S. Treasury Notes sold short of $13,989,844 (5) proceeds of $1,916,979 from the sale of real estate assets;
(6) purchase of $200,000 of leasehold improvements; (7) proceeds of $14,478,872 from the sale of available-for-sale securities; and (8) purchase of $13,898,183 of reverse repurchase agreements. Net cash provided by investing activities of $14,717,143 for the nine months ended September 30, 1995 included: (1)

principal repayments of $102,470 on loans receivable; (2) purchase of $15,909,881 of available-for-sale securities; (3) proceeds of $12,689,316 from the sale of available-for-sale securities (4) purchase of $12,529,112 of reverse repurchase agreements; (5) proceeds of $25,107,047 from the sale of real estate assets; (6) proceeds of $9,983,436 from U.S. Treasury Notes sold short; and (7) purchase of $4,726,133 of U.S. Treasury Notes.

         Net cash provided by financing activities of $831,891 for the nine months ended September 30, 1996 included: (1) distributions of $666,622 paid to preferred stockholders; (2) principal payments of $3,568,982 on mortgages and notes payable; (3) proceeds of $14,522,045 from loans payable; (4) principal payments of $11,522,409 on loans payable; and (5) $2,067,859 received on U.S. Treasury Notes payable. Net cash used in financing activities of $11,418,817 for the nine months ended September 30, 1995 included: (1) distributions of $2,065,620 paid to preferred stockholders; (2) principal payments of $19,140,385 on mortgages and notes payable; (3) proceeds of $18,982,905 from loans payable; (4) principal payments of $6,450,074 on loans payable; (5) $3,031,743 paid on U.S. Treasury Notes payable; and (6) payments of $286,100 to common and preferred stock claimants.

                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings.

         On January 30, 1996, the Company, its Board of Directors and Concord Assets Group, Inc. ("Concord") were named as defendants in an action commenced in the Court of Chancery of the State of Delaware. Concord, together with its affiliates, owns approximately 75% of the Company's common stock, par value $.01 per share (the "Common Stock"), and its executive officers and directors are also executive officers and directors of the Company. The plaintiff, a holder of the Company's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock"), purports to bring this action on behalf of himself and other Series A Preferred Stockholders in connection with (i) the Acquisition, (ii) the Company's transfer (the "Transfer") in October 1995 of sixteen of its retail properties (the "UPI Properties") UPI, and (iii) the Company's distribution (the "Distribution") in November 1995 of all of the shares of UPI's common stock to the holders of the Common stock on a share-for-share basis and for no consideration. The defendants moved to dismiss the plaintiff's complaint and, thereafter, the plaintiff amended his original complaint to allege that (i) the Transfer required the approval of a majority of the Company's stockholders entitled to vote thereon, which was not obtained,
(ii) the defendants violated the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations") by not enabling the Series A Preferred Stockholders to convert their stock into shares of UPI stock, (iii) the defendants breached their fiduciary duties by timing the Distribution to occur after an adjustment to the conversion ratio and after the cumulative period for the payment of dividends on the Series A Preferred Stock had ended,
(iv) following the Distribution, the defendants did not make a "good faith attempt" in their recalculation of the conversion ratio of the Series A Preferred Stock pursuant to the Certificate of Designations, and (v) the Acquisition, the Transfer and the Distribution were substantively and procedurally unfair to the Company, the Series A Preferred Stockholders and the Common Stockholders (other than certain defendants). The plaintiff seeks, among other things, certification of the lawsuit as a class action on behalf of all of the Series A Preferred Stockholders and rescission of the Acquisition, the Transfer and the Distribution and/or damages. The Company and the other defendants intend to defend vigorously this action and have moved to dismiss the amended complaint. After hearing arguments thereon, the court has dismissed plaintiff's claim for recision of both the Transfer and the Distribution. The court, however, reserved decision on the defendants motion to dismiss plaintiff's claim for damages and other relief.

Item 5.         Other Information.

 In November 1995, the Company entered into a management services agreement (the "Management Services Agreement") with Union Property Investors, Inc. ("UPI") pursuant to which the Company has been providing administrative services to UPI, and the Company's wholly-owned subsidiary, Milestone Property Management, Inc. ("MPMI") entered into a property management agreement (the "Property Management Agreement") with UPI pursuant to which MPMI has been providing property management services to UPI.


         The Company has been informed by UPI that UPI has entered into a definitive agreement (the "Merger Agreement") to merge (the "Merger") with and into Kranzco Realty Trust, a real estate investment trust ("Kranzco"). The merger is subject to certain standard conditions, including approval by UPI's stockholders. Pursuant to the terms of the Merger Agreement, the Management Services Agreement and the Property Management Agreement will be terminated upon consummation of the Merger. For the nine month period ended September 30, 1996, the Company received approximately $722,000 for services provided to UPI under the Management Services Agreement, and MPMI received approximately $193,000 for services provided to UPI under the Property Management Agreement.


         In addition, in accordance with the terms of the Merger
Agreement and upon consummation of the Merger, the UPI Preferred
Stock held by the Company, which has a $10 per share redemption value and liquidation preference on which cumulative dividends currently accrue at a rate of 8% per annum, will be exchanged for Kranzco's Series
C preferred shares on a share-for-share basis. The Series C preferred shares to be issued to the Company will have an 8% dividend rate and the same liquidation preference and redemption price as the UPI Preferred Stock, and are required to be redeemed over a two-year period following the consummation of the Merger.


 The Company does not believe that the termination of the Management Services Agreement and the Property Management Agreement and the exchange of the Company's shares of UPI Preferred Stock for Kranzco Series C preferred shares will, if and when the Merger is consummated, have a material adverse effect on the Company.


Item 6.         Exhibits and Reports on Form 8-K.

            (a)The following exhibit is included herein:

               Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.


            (b)No reports on form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MILESTONE PROPERTIES, INC.
                                  (Registrant)



Date: November 12, 1996                 /s/ Robert A. Mandor
                                       --------------------
                                       Robert A. Mandor
                                       President and Chief Financial Officer


Date: November 12, 1996                 /s/ Joan LeVine
                                       ---------------
                                       Joan LeVine
                                       Senior Vice President, Treasurer
                                       and Controller