Form 10KSB
period 1996-12-31
MILESTONE PROPERTIES INC
filed 1997-03-31
CIK 858387

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------
                                  FORM 10-KSB

(Mark One)

  (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                      or

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____ to ____

                        Commission file number 1-10641



                          MILESTONE PROPERTIES, INC.
                       --------------------------------
       (Exact name of small business issuer as specified in its charter)



           Delaware                                          65-0158204
-----------------------------                      -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.


  5200 TOWN CENTER CIRCLE
    BOCA RATON, FLORIDA                                       33486
-----------------------------                      -----------------------------
 (Address of principal                                      (Zip Code)
  executive offices)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                                                      Name of Each Exchange
    Title of Each Class                                on Which Registered
 -------------------------                         ---------------------------
Common Stock, $.01 par value                          New York Stock Exchange

$.78 Convertible Series A
Preferred Stock, $.01 par value                       New York Stock Exchange



Registrant's telephone number, including area code         (561) 394-9533
                                                         ------------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 21, 1997, was $776,993 for the Common Stock and $2,039,888 for the $.78 Convertible Series A Preferred Stock.

The Registrant's revenues for the fiscal year ended December 31, 1996 were $33,722,442.

As of March 21, 1997, 4,080,883 shares of the Registrant's Common Stock and 2,725,895 shares of the Registrant's $.78 Convertible Series A Preferred Stock, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes ____  No   x

                               TABLE OF CONTENTS

                                    PART I
Item 1.  Business........................................................... 1
Item 2.  Description of Property............................................ 9
Item 3.  Legal Proceedings................................................. 24
Item 4.  Submission of Matters to a Vote of Security Holders............... 25


                                    PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder

         Matters........................................................... 26
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 27
Item 7.  Financial Statements.............................................. 30
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.......................................... 30


                                   PART III

Item 9.  Directors and Executive Officers; Compliance with Section
         16(a)............................................................. 31
Item 10. Executive Compensation............................................ 31
Item 11. Security Ownership of Certain Beneficial Owners and Management.... 31
Item 12. Certain Relationships and Related Transactions.................... 31
Item 13. Exhibits, Financial Statements and Reports on Form 8-K............ 32


SIGNATURES................................................................. 36

Financial Statements.......................................................F-1

                                    PART I

Item 1.    Business.

Introduction

    Milestone Properties, Inc. ("Milestone"), directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in real estate and real estate related assets. Milestone, together with its subsidiaries, is hereinafter referred to as the "Company." The Company is primarily engaged in the ownership and operation of 33 interests in real estate properties consisting of (i) three fee interests (the "Fee Properties") and (ii) wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 30 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"). The Company also serves as the master lessee under individual leases on each of the Underlying Properties.

    The Company's objectives are to realize upon, maintain and improve the value of the Company's real estate holdings and to generate cash flow. To accomplish these objectives, Milestone, directly or through its subsidiaries, may (i)

continue to operate the Properties, (ii) acquire additional commercial properties to develop and/or hold for investment, (iii) expand, improve or redevelop the Properties or properties owned by affiliates of the Company or third parties through the acquisition and development of adjacent parcels, (iv) engage in management services for affiliates of the Company and/or others, (v) invest in real-estate backed or related securities, (vi) acquire related businesses, and/or (vii) engage in such other activities or businesses as are consistent with the Company's overall objectives. In connection with its activities, the Company may also consider selling one or more of its Fee Properties and/or financing or refinancing one or more of the Properties or additional properties acquired by the Company in order to fund its business activities. In addition, the Company may enter into joint ventures or similar arrangements with developers or owners of shopping centers or other commercial properties. These ventures may take the form of joint ownership, participation in general or limited partnerships, or other forms of investment, and may provide for the payment of preferential distributions, guaranteed returns, and/or fees for services. The Company may also make secured real estate mortgage loans, including mortgages junior to institutional or other indebtedness, in connection with the acquisition, development, redevelopment or improvement of properties, either to affiliated or unaffiliated parties.

Background

    Milestone was incorporated on November 30, 1989 under the laws of the State of Delaware. On December 18, 1990, The Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into Milestone (the "Merger"). In the Merger, Milestone succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock, par value $.01 per share (the "Common Stock"), and Milestone's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock").

    In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc. ("Concord") pursuant to which the Company acquired the Fee Properties and the Wrap Debt for approximately $700,000 in cash and 2,545,000 shares of Common Stock (the "Acquisition"). Certain directors and executive officers of Concord are also directors and executive officers of Milestone, and Concord beneficially owns approximately 76.5% of the Common Stock.

    In October 1995, the Company also completed the transfer (the "Transfer") of 16 of its retail properties (the "UPI Properties") to its then wholly-owned subsidiary, Union Property Investors, Inc. ("UPI"). UPI was recapitalized and spun-off in November 1995, when Milestone distributed all of the outstanding shares of common stock of UPI to Milestone's Common Stockholders (the "Distribution").

The Wrap Debt


    Certain material terms generally appearing in the Wrap Debt are described below. Since the provisions of the Wrap Debt are complex and extensive and provisions vary among the Wrap Debts and Wraparound Mortgages, no attempt has been made to describe in detail or to summarize all provisions of the Wrap Debt.

    The Wrap Debt was issued by certain limited partnerships sponsored by Concord (the "Partnerships") to affiliates of Concord which were formed for the purpose of acquiring the Underlying Properties, selling such properties to the Partnerships for cash and the issuance of the Wrap Debt, and leasing the Underlying Properties back from the Partnerships pursuant to Master Leases (the "Master Leases"). Certain directors and officers of the Company are also directors, officers and controlling stockholders of the General Partner of each of the Partnerships. In October 1995, the Company acquired the Wrap Debt and became the lessee under the Master Leases in connection with the Acquisition.

    As the holder of the Wrap Debt, the Company is required to satisfy the obligations under notes and mortgages held by lenders (typically banks or other commercial lenders) on each Underlying Property with a priority senior to that of the Company, including, without limitation, debt owed under any purchase money notes issued by the Partnerships which own the Underlying Property to the prior owner of such property in connection with the acquisition of such Underlying Property (all such senior indebtedness being referred to herein collectively as the "Underlying Debt") see Table 2 in Item 2 - Description of Property. The Partnerships are obligated to the Company for the Wrap Debt which wraps around and includes the obligation to pay the Underlying Debt, and is secured by a mortgage on the Underlying Property. The Wrap Debt is in a second priority position behind the Underlying Debt, and, in some instances, may be in a third priority position overall, behind a bank or commercial lender and a seller or other second priority lender.

   The Wraparound Notes


    The Company is the holder of 39 Wraparound Notes relating to the Underlying Properties. The maturity dates of the Wraparound Notes range from 1998 to 2016. Each of the Wraparound Notes is a non-recourse obligation of the issuing Partnership and includes the obligation to satisfy the Underlying Debt for the corresponding Underlying Property. The Underlying Debt on the Underlying Property in some instances consists of multiple notes and mortgages which may have different priorities in relation to one another but all of which are superior in right to the Wraparound Note and the Wraparound Mortgage relating to an Underlying Property. A Wraparound Note may be prepaid by the Partnership issuing such note by (i) the payment of the excess of (a) the outstanding balance of a Wraparound Note, including accrued interest and any discount element over (b) the then aggregate outstanding balance, including accrued interest, of the Underlying Debt, and (ii) the assumption of the borrower's obligations pursuant to the Underlying Debt. The wraparound mortgagor's (i.e., the Partnership owning the Underlying Property) source of debt service payments on the Wraparound Note is the rent it receives as lessor under the Master Leases. Additionally, any percentage rent payable to the Partnership pursuant to the Master Leases will be paid to the Company as the holder of the Wraparound Note as prepayment under the Wraparound Note.


    On May 24, 1996, the Company recognized its position in the Wraparound Note on the property located in Roanoke, Virginia as a result of the sale of such property by its owners. The sale price was approximately $2,150,000, resulting in a book gain of $393,768 to the Company. In conjunction with the sale of such property, Centaur Leasing Company, Inc., a wholly-owned subsidiary of the Company ("Centaur"), and the Lessor on the Master Lease on such property, cancelled the Master Lease.

    On November 1, 1996, the Company recognized its position in the Wraparound Note on the property located in Southington, Connecticut as a result of the sale of such property by its owners. The sale price was approximately $2,745,000, resulting in a book loss of $127,020 to the Company. In conjunction with the sale of such property, Centaur cancelled the Master Lease.

    A description of the current balances, interest rates, annual debt service, maturity dates and amounts of any balloon payments with respect to the Wraparound Notes is set forth in Table 3 in Item 2 - Description of Property.

   The Wraparound Mortgages

    The Company is the holder of 39 Wraparound Mortgages relating to the Underlying Properties. The Wraparound Mortgages provide that, on a non-recourse basis, the Company, as the wraparound mortgagee, will pay, or cause to be paid, all payments required by the Underlying Debt so long as the wraparound mortgagor (i.e., the Partnership that owns the related Underlying Property) makes all payments under the Wraparound Notes. If the Company fails to make any payment required to be made by it within 30 days after the due date of such payment, the wraparound mortgagor may make such payment and deduct the amount of such payment from the next succeeding payments required to be made under the Wraparound Note. The Partnerships, as wraparound mortgagors, are obligated under the terms of the Wraparound Mortgages not to perform any act which would constitute a breach of the mortgage(s) securing the applicable Underlying Debt.

    The Wraparound Mortgages provide that the wraparound mortgagor (i.e., the Partnership that owns the Underlying Property) will maintain all buildings, equipment and other improvements on the related Underlying Property. In the event that the buildings and any other improvements are damaged or destroyed, in whole or in part, or in the event of a taking of a portion of the premises under the power of eminent domain, the wraparound mortgagor is require to restore the same as nearly as possible to the condition they were in immediately prior to the casualty or taking. Insurance proceeds and condemnation awards will be made available, subject to the wraparound mortgagee's control, and subject to the rights of the holders of the underlying mortgages, to the extent necessary to comply with the foregoing. The wraparound mortgagor is required to maintain property, casualty and public liability insurance on the Underlying Property and cannot remove improvements or fixtures or structurally alter any building.

    Pursuant to the terms of the Wraparound Mortgages, the outstanding balance of each corresponding Wraparound Notes become due and payable upon the occurrence of certain specified events, subject to grace periods and cure rights, including, without limitation, (i) the failure of the wraparound mortgagor to make any payment or perform any covenant required under the related Wraparound Mortgage, (ii) the commencement of any action or proceeding to foreclose any lien senior to the lien created by such Wraparound Mortgage, and
(iii) the Partnerships, as wraparound mortgagor, becoming the debtor in a bankruptcy or insolvency proceeding. In addition, after any default by the wraparound mortgagor under a Wraparound Mortgage, the Company, as the wraparound mortgagee, may exercise certain rights of the wraparound mortgagor with respect to the management of the related Underlying Property.

    The Company, as the wraparound mortgagee, has the right to refinance, restructure, alter, increase, renew or rearrange the Underlying Debt subject to certain terms and conditions, including, without limitation, that (i) the refinanced Underlying Debt cannot increase the obligations of the wraparound mortgagor, except in certain limited circumstances, (ii) the rents payable on the Underlying Properties pursuant to the operating leases (the "Operating Leases") on the related Underlying Properties should reasonably be expected to satisfy the debt service obligations on the refinanced Underlying Debt, and(iii) the wraparound mortgagor is to cooperate in the execution of documents necessary to effectuate the refinancing, so long as it is not required to become obligated thereon.

    See Item 3 - Legal Proceedings, for a description of a motion which has been filed to enforce a settlement agreement relating to the Underlying Properties and the Wrap Debt.

The Master Leases

    Certain material terms generally appearing in the Master Leases are described below. Since the provisions of the Master Leases are complex and extensive, and provisions vary among the Master Leases, no attempt has been made to describe in detail or to summarize all provisions of the Master Leases.

    The Company is the Master Lessee under individual leases of each of the Underlying Properties. As master lessee, the Company leases an entire Underlying Property (i.e., a shopping center or single tenant commercial property) from the owner and re-leases it under operating leases to the tenant(s) who occupy such property.

    The Master Leases were initially entered into by affiliates of Concord, as tenants, and limited partnerships sponsored by Concord, as landlords, and are coterminous with the Wraparound Notes and Wraparound Mortgages. The rent payable by the lessee under each Master Lease for an Underlying Property is approximately the same amount as the debt service due under each Wraparound Note for such Underlying Property. The Company is both the holder of each Wrap Debt and the lessee under the Master Leases relating to the Underlying Properties.

Prior to the Acquisition, certain of Concord's affiliates and the lessor under the Master Leases (i.e., the Partnership that owns the related Underlying Property) amended the Master Leases pursuant to which, among other things, the rent payable under the Master Leases was reduced by the amount of the fees, if any, payable by the lessor to the general partner of the lessor. The Partnerships consented to and ratified such lease amendments. As the Master Lessee and the wraparound mortgagee, the Company collects the rents under the Operating leases and applies such amounts to the operating expenses of the Underlying Property and the Underlying Debt. The obligations of the lessee under the Master Leases are guaranteed by Concord. Such guaranty was not affected by the transfer and assignment of the lessee interest in the Master Leases to the Company pursuant to the Acquisition and the Company is not obligated to indemnify Concord with respect to such guaranty. The Master Leases are subject and subordinate to the Underlying Debt.

    As between the Company, as lessor, and the operating tenants, as lessees, the tenants are generally responsible for payment of rents to the Company and for all or a portion of their pro rata share of operating expenses and, in some instances, for the maintenance and repair of the property.

    Pursuant to the Master Leases, the Company, as lessee, (i) pays a fixed base rent to the applicable Partnership, as lessor, and (ii) is entitled to receive the revenues payable under the Operating Leases and is responsible for operating the Underlying Property. The Company is also obligated to pay percentage rent to the lessor equal to certain percentages of net operating income in excess of certain threshold amounts which are subject to adjustment.

    The Partnership, as lessor under the Master Lease, is responsible for the maintenance, repair and replacement of the physical property when necessary. The Company, as lessee, can cause the lessor, subject to certain limitations, to borrow additional Wrap Debt to finance improvements to the related property.

    Pursuant to each of the Master Leases, the Company, as lessee, is responsible for compliance with all applicable laws and regulations and is required to keep the property insured at certain minimum levels for certain specified losses. The Company's management believes that the Properties are adequately insured. The Master Leases also have termination and assignment provisions.

    The Underlying Debt of $2,325,000 for the Property located in Prattville, Alabama ("the Prattville Property") came due in July 1996. The mortgagor extended the balance due to December 1996. Although the Underlying Debt on the Prattville Property has not been paid off, regular monthly debt payments have been made by the Company through February 1997. On March 3, 1997, the mortgagor stated its intention to commence foreclosure proceedings. As of March 12, 1997, the Company terminated, by written notice, the Master Lease on the Prattville Property (the "Prattville Lease"). As a result of such termination, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Prattville Property to Ivy Ridge Plaza Associates ("IRPA"), the landlord under the Prattville Lease and IRPA assumed all of the Company's related obligations under the Prattville Lease.

    As of April 30, 1996, the Company terminated, by written notice, the Master Lease on the Property located in Chili, New York (the "Chili Lease"). As a result of the termination of the Chili Lease, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Chili Property to Valley Plaza Associates ("VPA"), the landlord under the Chili Lease, and VPA assumed all of the Company's related obligations under the Chili Lease. Neither VPA nor the Company have made the full required payment on the underlying mortgage loan for such Property located in Chili, NY since May 1, 1996. VPA has made certain partial payments. Such payments have been credited against the Wraparound Note.

    The amount of annual rents due with respect to each of the Master Leases and the termination dates thereof are set forth in Table 3 in Item 2 - Description of Property.

MPMI - Property Management

    The Company also conducts a property management business through its wholly owned subsidiary, Milestone Property Management, Inc. ("MPMI"). MPMI, which was incorporated in Delaware in 1991, acquired the property management business of Concord Assets Management, Inc. ("CAMI"), a wholly owned subsidiary of Concord, in December 1992.

    Pursuant to management agreements assigned to MPMI by CAMI (the "CAMI Agreements"), MPMI currently has property management and leasing responsibility for approximately 25 properties owned by affiliates of Concord (the "Concord Properties"). Under the CAMI Agreements, MPMI receives a $5,000 per month management fee for single tenant commercial properties and between 3% and 5% of the rents on shopping center properties. MPMI recognized revenues of approximately $139,968 under the CAMI Agreements for the year ended December 31, 1996.

    See "Recent Developments" in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the termination of MPMI's property management agreement with UPI.

MAMI - Real Estate Related Investments

    Milestone Asset Management, Inc., ("MAMI") formerly known as Milestone Mortgage Corporation) was formed as a wholly owned subsidiary of Milestone in August 1993. MAMI has been focusing on increasing its investment opportunities and purchasing issues of mortgage loan securitizations.

    In March 1994, MAMI and Nomura Grand Cayman Ltd. entered into a Global Master Repurchase Agreement to facilitate the purchase by MAMI of a subordinated mortgage pass-through certificate from Nomura. In August 1994, the Company entered into a Master Repurchase Agreement with DLJ Mortgage Acceptance Corporation ("DLJMA") to facilitate the purchase of two subordinated mortgage pass-through certificates from DLJMA. Pursuant to the Global Master Repurchase Agreement and the Master Repurchase Agreement, MAMI enters into repurchase agreements to finance its acquisitions of securities. A reverse repurchase agreement is a short-term financing arrangement in which an investor, such as MAMI, sells a security which it owns, to a securities dealer and the investor agrees to repurchase the security from the dealer in the future, usually at a stated time for a predetermined price. The benefit to MAMI of the arrangement is the ability to "borrow" funds on a short-term basis.

    MAMI has acquired and may continue to acquire securities backed by mortgage loans on commercial and multi-family dwellings ("CMBS"). CMBS on multi-family dwellings or other commercial properties may be backed by fewer loans involving fewer borrowers than is the case for mortgage-backed securities backed by mortgage loans on single-family homes. Mortgage loans on multi-family dwellings and other commercial properties generally are not insured or guaranteed and generally are non-recourse to the borrower.

    As described below, MAMI has engaged in a variety of interest rate management techniques in order to attempt to manage the effective maturity and/or interest rate risk of its assets. These techniques may also be used to attempt to protect against declines in the market value of MAMI's assets resulting from general trends in debt markets. No assurance can be given, however, that such techniques will protect MAMI against such risks.

    On March 25, 1996, MAMI purchased $9,599,500 of BB rated commercial mortgage pass-through certificates ("Certificates"), known as Merrill Lynch Mortgage Investors Series 1995-C1 E, for $8,452,060. MAMI used $2,113,015 of available cash and borrowed the remaining $6,339,045 from Nomura to fund such purchase. Concurrent with this transaction, MAMI sold short $9,500,000 of U.S. Treasury Notes and invested the proceeds in repurchase contracts in a transaction designed to mitigate interest rate risk.

    On August 22, 1996, MAMI purchased $16.7 million of B rated Certificates known as Nomura Series 1996-MDV B2 for $11,690,000. MAMI used $3,507,000 of available cash, and borrowed the remaining $8,183,000 from Nomura to fund such purchase, and sold short $15,000,000 of U.S. Treasury Notes to reduce the interest rate risk associated with these Certificates. MAMI invested the proceeds of the short sale in repurchase contracts. Concurrent with the purchase of the Nomura Series 1996-MDV Certificates, discussed above, MAMI sold $12,750,000 of its $24,839,000 position in another B rated class of Certificates known as Nomura Series 1994-MDI B3A and received $11,706,094 from such sale, of which $8,065,246 was used to retire debt associated with such certificates.

    On September 19, 1996, MAMI sold $3,259,923 of BB rated Certificates, known as Nomura Series 1994-MDII B3, which were originally purchased on March 30, 1995. MAMI received $3,177,916 from such sale, of which $2,233,302 was used to retire the debt associated with such certificates.

    On October 25, 1996, MAMI sold $9,599,500 of BB rated Certificates known as Merrill Lynch Mortgage Investors Series 1995-C1 E, which were purchased on March

25, 1996. MAMI received $8,699,547 from such sale, of which $6,389,000 was used to retire the debt associated with such certificates, and concurrent with such sale, MAMI closed the $9,500,000 U.S. Treasury Note short position which it had established at the time of purchase.

    On January 23, 1997, MAMI sold its remaining $12,089,000 ownership of Nomura Series 1994-MDI B3A for $9,520,088, of which $9,392,383 was used to retire the debt associated with such security. Concurrent with the sale, MAMI closed the U.S. Treasury Note short position which it had previously established. As a result of such sale and close of the U.S. Treasury Note obligation, the Company realized a loss of approximately $1,100,000, of which, approximately $475,000 has been previously recognized as an unrealized loss on Treasury Notes sold short and approximately $600,000 has been previously recognized as an Unrealized holding loss-available-for-sale securities.


    The Company, through the operations and activities of MAMI, intends to increase its investment in mortgage loan securitizations and other similar real estate securities. Currently, the Company is not required to register as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Company intends to operate its businesses so that it will not be deemed to be an investment company under Section 3(a)(3) of the Investment Company Act or would qualify for an exemption from registration under the Investment Company Act (e.g., Rule 3a-1 or the real estate interest exemption under Section 3(c)(5)(C)).

    More detailed information on the operations and activities of MAMI and the intended activities of and the risks related to such activities and investments is set forth in the Company's Proxy Statement - Information Statement dated September 12, 1995, a copy of which is on file with the Securities and Exchange Commission, to which reference is hereby made.

Investment Policy

    There are no limitations on the percentage of assets which may be invested in any one investment or on the type of investments the Company may make. The Company has no present intention of investing in or acquiring the securities of other companies for the purpose of exercising control over other companies. The Company does not currently intend to expand its operations to include non-real estate related activities, but may do so if the Company's Board of Directors determines it to be in the best interest of the Company. The Company's policies towards its investments are not subject to the vote of the Company's stockholders.

Real Estate Revenues

    For the year ended December 31, 1996, no tenant accounted for more than 10% of the Company's gross revenues; K-Mart, however, accounted for approximately 28% of base rental revenues in 1996, and is scheduled to pay approximately 27% of base rentals in 1997.

Potential Environmental Risks

    Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Company and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances. The Company is not aware of any environmental conditions that will have a material impact on its financial position or results of operations.

Competition

   Milestone

    Any rental property owned or hereafter acquired by Milestone (whether retail, office, industrial or residential) will have substantial competition from similar properties in the vicinity in which such property is located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. Milestone believes that the profitability of each Underlying Property is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. Milestone also believes that general economic circumstances and trends as well as the character and quality of new and existing properties which may be located in the vicinity of an Underlying Property are factors that may affect the operation and competitiveness of the property.

    Milestone competes with other investors, managers and developers to acquire desirable properties and engages in a continuing effort to identify desirable properties for acquisition. Management believes that Milestone can continue to compete effectively in the current real estate environment because of its experience in real estate investment, tenant selection and lease negotiation. However, many other investors in real property who compete with Milestone have far greater resources than Milestone.

   MPMI

    MPMI competes with numerous other developers, managers and owners of real estate, many of which have far greater financial and other resources than MPMI, for management, leasing revenues and tenants for properties. Currently, MPMI has property management and leasing responsibility for the Concord Properties pursuant to the CAMI Agreements.

   MAMI

    MAMI competes with numerous other investors and investment vehicles, many of which have far greater financial and other resources than MAMI, for third party investors and attractive mortgage loan securitizations and commercial mortgage-backed securities.

Employees


    Milestone employs six people, five of whom are officers. MPMI employs thirty-two people and MAMI employs two people. Milestone and MPMI, pursuant to separate management and service agreements, have made available to Concord certain of their employees to perform a variety of management and administrative services for Concord. Except for services provided by certain employees pursuant to such agreements, all of the employees discussed above are employed full-time by the Company.

Item 2.    Description of Property.

    The following tables describe and summarize certain operating data for each of the Properties. See also Item 1.-Business, for a description of additional terms relating to the Properties and the Company's Investment policies.

               Table 1.     Summary of Properties.(1)
               Table 2.     Summary of Mortgages - Underlying Debt.
               Table 3.     Summary of Wraparound Notes.
               Table 4.     Summary of Depreciation.

--------
(1) The descriptions of certain Properties set forth in Table 1 do not set forth annual real estate taxes or realty tax rates since such properties are triple Master Leased, and therefore, all expenses, including real estate taxes, are the responsibility of the tenant.

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
BEND, OR                 MOUNTAIN VIEW MALL                           (2)    346,943         95.00%      $5.33
                                             K-MART                           88,801                     $3.77
                                             DISCOUNT DEPARTMENT STORE
                                             J.C. PENNEY                      51,257                     $4.75
                                             DEPARTMENT STORE
                                             EMPORIUM DEPARTMENT STORE        38,880                     $2.89
                                             DEPARTMENT STORE
                                             FOOD 4 LESS                      35,000                     $5.20
                                             DISCOUNT SUPERMARKET
                                             G.I. JOES                        34,969                     $3.50
                                             SPORTING GOODS STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                            279,704.00
                                                         1997                             80,898.00
                                                         1998                             50,447.00
                                                         1999                            293,841.00
                                                     2000 - 2005                         706,840.00

DELAND, FL               DELAND PLAZA                                 (1)     68,337        100.00%      $3.11
                                             KMART CORPORATION                68,337                     $3.11
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                         212,200.00

GREECE, NY               RIDGEMONT PLAZA                                      84,180        100.00%      $3.16
                                             K-MART                           84,180                     $3.16
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00

                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                            265,900


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
BEND, OR                                                           $255,908.00      0.0123%
                              1% OF SALES IN           02/28/06
                          EXCESS OF $11,579,000.
                             1.5% OF SALES IN          10/31/03
                          EXCESS OF $12,187,808.
                              3% OF SALES IN           07/31/99
                          EXCESS OF $2,812,500.
                              1% OF SALES IN           05/31/05
                          EXCESS OF $17,220,000.
                             1.5% OF SALES IN          06/30/99
                           EXCESS OF 4,100,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          14.55%         29,807             19
                                           4.21%          9,230              5
                                           2.62%          3,970              5
                                          15.28%         78,179              7
                                          36.76%        108,017             15

DELAND, FL
                              1% OF SALES IN           03/31/03
                          EXCESS OF $7,475,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                         100.00%         68,337              1

GREECE, NY                                                          $25,083.48      0.0090%
                              1% OF SALES IN           11/30/01
                          EXCESS OF $9,573,750.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                         100.00%         84,180              1


TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
PASCAGUOLA, MS           GULF COAST PLAZA                                    125,802         78.64%      $2.12
                                             CONSOLIDATED STORES, INC         26,640                     $2.84
                                             (BIG LOTS)-DISCOUNT VARIETY
                                             BADCOCK FURNITURE                15,165                     $2.88
                                             FURNITURE STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                             64,200.00
                                                         1997                             24,480.00
                                                         1998                             35,000.00
                                                         1999                             52,080.00
                                                     2000 - 2005                          88,950.00

JANESVILLE, WI           BLACKHAWK VILLAGE                            (1)     88,500        100.00%      $2.62
                                             K-MART                           60,500                     $2.65
                                             DISCOUNT DEPARTMENT STORE
                                             SUPER VALUE                      12,500                     $2.19

                                             BEN FRANKLIN                     11,300                     $2.75
                                             CRAFTS STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                              2,792.00
                                                         1997                                  0.00
                                                         1998                             58,393.00
                                                         1999                             10,500.00
                                                     2000 - 2005                               0.00

MARIETTA, OH             MARIETTA,                                            87,543        100.00%      $3.92
                                             KMART CORPORATION                87,543                     $3.92
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
PASCAGUOLA, MS                                                      $48,534.00      0.2020%
                             2.5% OF SALES IN          01/30/00
                          EXCESS OF $3,030,000.
                                                       10/31/99


                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          24.09%         25,142              3
                                           9.19%         10,208              2
                                          13.13%         20,775              2
                                          19.54%         16,065              2
                                          33.38%         26,641              2

JANESVILLE, WI                                                      $27,878.07      0.0293%
                                                       03/05/06

                              1% OF SALES IN           08/31/98
                           EXCESS OF $3,000,000
                              3% OF SALES IN           02/28/98
                           EXCESS OF $1,035,833

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           1.20%          1,200              1
                                           0.00%              0              0
                                          25.16%         23,800              2
                                           4.53%          3,000              1
                                           0.00%              0              0

                                                                    $23,604.03      0.0256%
MARIETTA, OH                  1% OF SALES IN           09/30/06
                          EXCESS OF $10,500,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
MARION,OH                MARION                                       (1)     87,436        100.00%      $3.42
                                             KMART CORPORATION                87,436                     $3.42
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                     0
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

MT. PLEASANT, PA         MT. PLEASANT                                         83,552        100.00%      $3.05
                                             KMART CORPORATION                83,552                     $3.05
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

NORTH CANTON, OH         NORTH CANTON                                         84,180        100.00%      $3.32
                                             KMART CORPORATION                84,180                     $3.32
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                            279,500.00
                                                     2000 - 2005                               0.00

OWENSBORO, KY            OWENSBORO                                             68337        100.00%      $4.60
                                             KMART CORPORATION                68,337        100.00%      $4.60
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS

                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
MARION,OH
                              1% OF SALES IN           09/30/06
                          EXCESS OF $10,000,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                               0              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

MT. PLEASANT, PA
                              1% OF SALES IN           04/30/07
                          EXCESS OF $9,375,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

NORTH CANTON, OH
                              1% OF SALES IN           09/30/99
                          EXCESS OF $9,000,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                         100.00%         84,180              1
                                           0.00%              0              0

OWENSBORO, KY
                              1% OF SALES IN           11/30/07
                          EXCESS OF $10,500,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0

                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
QUINCY, IL               HARRISON STREET                              (3)    149,954         98.80%      $2.75
                         PLAZA

                                             KMART CORPORATION                90,888                     $2.73
                                             DISCOUNT DEPARTMENT STORE
                                             HY-VEE FOODS                     39,066                     $3.00
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                             38,550.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                         365,765.00

NATCHEZ, MS              MORGANTOWN PLAZA                                     92,740         95.07%      $2.80
                                             BIG LOTS                         23,520                     $3.25
                                             DISCOUNT VARIETY STORE
                                             HELIG-MEYERS                     26,320                     $2.17
                                             FURNITURE COMPANY
                                             WINN-DIXIE                       25,600                     $4.55
                                             SUPER MARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                         321,383.00

STREETSBORO, OH          STREETSBORO                                          84,800        100.00%      $2.88
                                             KMART CORPORATION                84,800                     $2.88
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00

                                                     2000 - 2005                               0.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
QUINCY, IL                                                          $46,678.00      0.0751%


                              1% OF SALES IN           11/30/04
                           EXCESS OF $7,500,000
                             .50% OF SALES IN          09/30/00
                          EXCESS OF $15,000,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           9.33%          9,200              2
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                          88.56%        129,954              2

NATCHEZ, MS                                                         $22,418.00      0.1263%
                             2.5% OF SALES IN          01/31/01
                           EXCESS OF $3,057,600
                                                       02/28/05

                              1% OF SALES IN           02/03/02
                          EXCESS OF $11,651,600

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                          95.56%         87,120              5

STREETSBORO, OH
                              1% OF SALES IN           08/31/06
                          EXCESS OF $7,450,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
DUBOIS, PA               SANDY PLAZA                                          34,019        100.00%      $1.00
                                             RIVERSIDE MARKETS                34,019                     $1.00
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

FRANKLIN TOWNSHIP, PA    KROGER                                               31,170        100.00%      $0.00
                                             KROGER   (4)                     31,170                     $0.00
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

CLARKSVILLE, TN          CLARKSVILLE                                          88,100        100.00%      $3.30
                                             KMART CORPORATION                88,100                     $3.30
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
DUBOIS, PA                                                          $22,924.84      0.0456%
                              1% OF SALES IN           03/31/07
                          EXCESS OF $29,800,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

FRANKLIN TOWNSHIP, PA
                              1% OF SALES IN           02/28/07
                          EXCESS OF $29,000,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

CLARKSVILLE, TN                                                     $22,924.84      0.0456%
                              1% OF SALES IN           08/31/06
                          EXCESS OF $10,000,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
MONTGOMERY, AL           CHISOLM SHOPPING                                     39,075        100.00%      $5.28
                         CENTER

                                             WINN-DIXIE        (1)            30,625                     $6.10
                                             SUPERMARKET
                                             DOLLAR GENERAL                    8,450                     $2.31
                                             DISCOUNT VARIETY STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                             19,500.00
                                                         1999                                  0.00
                                                     2000 - 2005                         186,813.00

PARIS, TN                PARIS PLAZA                                         102,453         99.99%      $2.91
                                             WALMART  (5)                     52,800                     $1.91
                                             DISCOUNT DEPARTMENT STORE
                                             BIG JOHNS                        12,000                     $3.35
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                             66,372.00
                                                         1997                            100,992.00
                                                         1998                                  0.00
                                                         1999                             42,810.00
                                                     2000 - 2005                          87,861.00

CHILI, NY                CHILI PLAZA                                         128,864         76.60%      $2.01
                                             KMART CORPORATION                84,180                     $2.88
                                             DISCOUNT DEPARTMENT STORE
                                             ROCHESTER BANK                   14,529                     $1.17
                                             LOCAL BANK

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                             17,000.00
                                                         1999                                  0.00

                                                     2000 - 2005                         242,200.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
MONTGOMERY, AL                                                       $9,655.86      0.0294%


                              1% OF SALES IN           11/14/04
                          EXCESS OF $18,681,250.
                            2.50% OF SALES IN          04/30/98
                           EXCESS OF $800,000.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           9.45%          8,450              1
                                           0.00%              0              0
                                          90.55%         30,625              1

PARIS, TN                                                           $46,906.00      0.0207%
                              1% OF SALES IN           11/07/97
                          EXCESS OF $10,099,200.
                             .75% OF SALES IN          06/09/01
                          EXCESS OF $5,357,584.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          22.27%         14,380              3
                                          33.89%         52,800              1
                                           0.00%              0              0
                                          14.36%         10,000              2
                                          29.48%         23,273              3

CHILI, NY                                                          $126,698.60      0.5064%
                              1% OF SALES IN           09/30/01
                          EXCESS OF $8,644,167.
                                                       03/31/98


                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           6.56%         14,529              1
                                           0.00%              0              0
                                          93.44%         52,800              1

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
S. WILLIAMSON, KY        SOUTHSIDE MALL                                      285,655         97.26%      $6.72
                                             KMART CORPORATION                86,577                     $4.41
                                             DISCOUNT DEPARTMENT STORE
                                             KROGER                           33,826                     $7.30
                                             SUPERMARKET
                                             WATSONS                          30,000                     $4.00
                                             DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                            275,299.00
                                                         1997                             65,000.00
                                                         1998                             18,996.00
                                                         1999                            120,398.00
                                                     2000 - 2005                         959,895.00

SAVANNAH, TN             SAVANNAH PLAZA                                       46,400        100.00%      $2.39
                                             WALMART  (1)                     41,400                     $2.38
                                             DISCOUNT DEPARTMENT STORE
                                             TIMBES SALVAGE GROCERY            5,000                     $2.50
                                             SALVAGE GROCERY STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                             12,500.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                             98,532.00
                                                     2000 - 2005                               0.00

DANVILLE, IL             HOLIDAY SQUARE                                       50,978        100.00%      $2.57
                                             EAGLE FOOD STORE                 40,853                     $2.52
                                             SUPERMARKET
                                             FAMILY DOLLAR                    10,125                     $2.75
                                             DISCOUNT VARIETY STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                             27,840.00

                                                     2000 - 2005                         103,000.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
S. WILLIAMSON, KY
                              1% OF SALES IN           09/30/06
                          EXCESS OF $12,200,000
                              1% OF SALES IN           02/28/01
                          EXCESS OF $24,694,440.
                              2% OF SALES IN           03/31/01
                           EXCESS OF $4,000,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          14.34%         28,734             10
                                           3.39%          3,658              2
                                           0.99%          3,139              1
                                           6.27%         12,336              5
                                          50.01%        139,382             14

SAVANNAH, TN                                                         $8,286.98      0.0147%
                              1% OF SALES IN           10/31/99
                           EXCESS OF $9853200.



                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          11.26%          5,000              1
                                           0.00%              0              0
                                           0.00%              0              0
                                          88.74%         41,400              1
                                           0.00%              0              0

DANVILLE, IL                                                        $41,838.64      0.0955%
                            1.25% OF SALES IN          10/31/01
                          EXCESS OF $13,000,000
                            2.50% OF SALES IN          12/30/99
                           EXCESS OF $1,113,600

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           9.34%         10,125              1
                                          34.56%         40,853              1

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
WARSAW, VA               RICHMOND PLAZA                                       43,200        100.00%      $3.18
                                             AMES DEPARTMENT STORE            43,200                     $3.18
                                             DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                            137,500.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

SOUTHWICK, MA            GREENWOOD PLAZA                                      45,000        100.00%      $2.78
                                             AMES CORPORATION                 45,000                     $2.78
                                             DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

WALPOLE, NH              KENDIANA PLAZA                                       32,400        100.00%      $3.85
                                             AMES CORPORATION                 32,400                     $3.85
                                             DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

BATON ROUGE, LA          CAPITOL HEIGHTS                                      52,700        100.00%      $8.82
                                             WINN DIXIE                       44,000                     $8.90
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS

                                             -----------------------------           -------------------------
                                                         1996                             32,550.00
                                                         1997                                  0.00
                                                         1998                             40,830.00
                                                         1999                                  0.00
                                                     2000 - 2005                         391,600.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
WARSAW, VA
                              1% OF SALES IN           01/31/10
                          EXCESS OF $10,099,200.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                         100.00%         43,200              1
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

SOUTHWICK, MA
                              2% OF SALES IN           01/31/07
                           EXCESS OF $5,000,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

WALPOLE, NH
                              2% OF SALES IN           01/26/08
                           EXCESS OF $5,000,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

BATON ROUGE, LA                                                     $47,417.97      0.1020%
                            1.25% OF SALES IN          07/31/05
                          EXCESS OF $31,328,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           7.00%          3,600              2
                                           0.00%              0              0

                                           8.78%          5,100              3
                                           0.00%              0              0
                                          84.22%         44,000              1

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
PALATKA, FL              WALMART                                              91,840        100.00%      $2.39
                                             WALMART                          91,840                     $2.39
                                             DISCOUNT DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                         219,338.00

PRATVILLE, AL            MID-TOWN SHOPPING                                    56,908        100.00%      $5.64
                         CENTER

                                             WINN-DIXIE        (1)            30,625                     $5.65
                                             SUPERMARKET
                                             FAMILY DOLLAR                     8,450                     $3.31
                                             DISCOUNT VARIETY STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                             66,969.00
                                                         1997                             18,897.00
                                                         1998                             26,975.00
                                                         1999                                  0.00
                                                     2000 - 2005                         173,031.00

VESTIVA HILLS, AL        COLUMBIANA                                           35,946        100.00%      $4.78
                         CROSSING, SC
                                             WINN-DIXIE        (1)            35,946                     $4.78
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
PALATKA, FL
                            1.00% OF SALES IN          01/31/05
                          EXCESS OF $18,067,523.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                         100.00%         91,840              1

PRATVILLE, AL                                                       $10,600.80      0.0280%


                            1.00% OF SALES IN          04/06/03
                          EXCESS OF $17,303,125.
                            3.00% OF SALES IN          12/31/96
                            EXCESS OF $933,333

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          20.85%         13,826              5
                                           5.88%          2,920              2
                                           8.40%          4,100              1
                                           0.00%              0              0
                                          53.87%         30,625              1

VESTIVA HILLS, AL

                            1.00% OF SALES IN          11/30/04
                          EXCESS OF $17,171,004

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
COLUMBUS, NE             COTTONWOOD PLAZA                                     64,890        100.00%      $3.36
                                             WAL-MART (6)                     64,890                     $3.36
                                             SUPERMARKET

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                         217,875.00

HAMILTON, NY             ALEXANDER PLAZA                                      43,200        100.00%      $3.18
                                             AMES DEPARTMENT STORE            43,200                     $3.18
                                             DEPARTMENT STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                                  0.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00

ZANESVILLE, OH           SUNRISE SHOPPING                             (2)    130,071         97.60%      $2.36
                         CENTER

                                             BLUE GRASS THEATRES              17,500                     $1.25
                                             MOVIE THEATRES
                                             IGA FOODLINER                    15,000                     $2.00
                                             SUPERMARKET
                                             B'S SEWING SPECIALS              47,500                     $1.73
                                             SEWING SUPPPLIES

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                             77,367.00
                                                         1997                            145,711.00
                                                         1998                             50,603.00
                                                         1999                             30,000.00
                                                     2000 - 2005                               0.00


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
COLUMBUS, NE
                            1.00% OF SALES IN          01/31/11
                          EXCESS OF $19,363,748

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                         100.00%         64,890              1

HAMILTON, NY
                            1.50% OF SALES IN          01/31/10
                          EXCESS OF $5,843,356.

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0
                                           0.00%              0              0

ZANESVILLE, OH                                                      $41,891.00      0.0458%


                                                       08/31/98

                            1.50% OF SALES IN          09/30/99
                           EXCESS OF $2,000,000
                                                       07/31/97


                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                          25.15%         18,051             10
                                          47.37%         62,880              6
                                          16.45%         25,550              3
                                           9.75%         15,000              1
                                           0.00%              0              0

TABLE 1. SUMMARY OF UNDERLYING AND FEE PROPERTIES

                                                  TENANT OCCUPYING
                                                (greater than) 10% OF       SQUARE     OCCUPANCY       RENT
        LOCATION              PROPERTY          GLA NATURE OF BUSINESS       FEET         RATE      PER SQ FT
--------------------------------------------------------------------------------------------------------------
BLACKSTONE, VA           AMES DEPARTMENT                              (2)     43,200         20.83%      $0.75
                         STORE

                                             FAMILY DOLLAR                    43,200                     $0.75
                                             DISCOUNT VARIETY STORE

                                                 10 YEAR SCHEDULE OF                      RENTS EXPIRING
                                                  LEASE EXPIRATIONS
                                             -----------------------------           -------------------------
                                                         1996                                  0.00
                                                         1997                                  0.00
                                                         1998                             32,500.00
                                                         1999                                  0.00
                                                     2000 - 2005                               0.00
--------------------------------------------------------------------------------------------------------------


                                PERCENTAGE           LEASE          ANNUAL        REALTY
        LOCATION               RENT & OTHER        EXPIRATION     R/E TAXES        TAX
--------------------------------------------------------------------------------------------
BLACKSTONE, VA                                                       $9,343.20      0.0080%


                            2.50% OF SALES IN          06/30/98
                           EXCESS OF $1,300,000

                           PERCENTAGE OF GROSS      SQ. FT.        TENANTS
                               ANNUAL RENT          EXPIRING       EXPIRING
                         ------------------------------------------------------
                                           0.00%              0              0
                                           0.00%              0              0
                                         100.00%          9,000              1
                                           0.00%              0              0
                                           0.00%              0              0
--------------------------------------------------------------------------------------------

 *   Outside Management Company pays the real estate taxes.
(1)  Dark Store.
(2)  Fee Property.
(3)  Sublet to Kirlin's Inc.
(4)  Sublet to Giant Eagle Supermarket.
(5)  Sublet to several various tenants.

(6)  Sublet to Menard's.

Table 2. Summary of Mortgages - Underlying Debt

                                                                                                                 Balance at
                     Principal                                                                                    Maturity
                     Balance at  Interest                                                           Maturity     (Assuming
     Location        12/31/96    Rate (%)      Amortization Provisions      Prepayment Provisions     Date     No Prepayment)
==================== =========== ========== ============================== ======================== ========= =================
Baton Rouge, LA       2,211,711    12.00    Monthly payments of            5% premium; declines     12/01/05                $0
                                            principal & interest of        1% annually to minimum
                                            $33,583                        of 2%

Bend, OR             17,408,666    9.00     Monthly payments of            Yield maintenance plus  06/01/98       $17,077,113
                                            principal & interest of        participation  per
                                            $148,925 + 67% annual          formula
                                            cash flow as defined
                                            in the note

Chili, NY             1,477,009    9.63     Monthly payments of            1% prepayment premium   08/01/04                $0
                                            principal & interest of
                                            $21,687.58

Clarksville, TN       1,675,000   6.0-6.8   Bond fund - variable           No prepayment until     10/01/06                $0
                                            semi-annual payments           2002; then 3%
                                                                           declines 0.5%
                                                                           annually to par

                         52,302    12.00    Variable semi-annual                                   10/01/98                $0
                                            payments

Columbus, NE          1,411,640    12.00    Monthly payments of            No prepayment           09/01/10                $0
                                            principal & interest
                                            of $17,201

                         66,092    9.50     Monthly payments of
                                            principal & interest
                                            of $696.67

Danville, IL            542,290    9.625    Monthly payments of            1% prepayment premium    09/01/02           $64,250
                                            principal & interest
                                            of $9,663

Deland, FL            1,014,667    8.87     Monthly payments of            1% prepayment premium    04/01/03          $354,829
                                            principal & interest
                                            of $14,016

Dubois, PA            1,571,981    7.00     Bond fund - variable           No prepayment            12/01/06                $0
                                            semi-annual payments


Ellwood City          1,535,000    6.00                                    No prepayment            02/15/07                $0
(Franklin
Township), PA

Hamilton, NY            849,254   13.13     Monthly payments of            No prepayment            12/01/09                $0
                                            principal & interest of        until 1996, then
                                            $11,373                        5% decline 1% annual
                                                                           to 2% min.

Janesville, WI        1,065,955    9.00     Monthly payments of            No prepayment            08/01/02          $540,492
                                            principal & interest of        penalty
                                            $14,060

                        125,541    9.00     Monthly payments of                                     08/01/07                $0
                                            principal & interest of
                                            $1,529.17; subject to
                                            available cash flow

Marietta, OH          2,177,317  5.75-6.7   Bond fund - variable           No prepayment until      03/15/07                $0
                                            semi-annual payments           2002, then 3%
                                                                           declining 1% annually
                                                                           to par

                         54,423    12.00    Variable semi-annual                                    09/15/98                $0
                                            payments

Marion, OH            1,880,299  5.75-6.7   Bond fund - semi-annual        No prepayment until      02/01/07                $0
                                            payments                       2002; then 3%
                                                                           declining 1% annually
                                                                           to par

                         52,731    12.00    Variable semi-annual                                    08/01/98                $0
                                            payments

Montgomery, AL        1,336,967    8.75     Monthly payments of            No prepayment until      04/01/07          $396,073
                                            principal & interest           1998, then 3% decline
                                            of $14,500                     1% annual to 2% min.

Mt. Pleasant, PA      1,449,882    6.50     Bond fund - variable           No prepayment until      05/01/07                $0
                                            semi-annual payments           2001, then 3% declin ing
                                                                           1% annually to par

                         62,660    12.00    Variable semi-annual                                    11/01/98                $0
                                            payments

Natchez, MS           1,887,729    12.50    Monthly payments of            5% premium, declining    04/01/07        $1,921,107
                                            principal & interest           1% annually to par
                                            equal to available cash
                                            flow (8)Ellwood City

No. Canton, OH        2,182,027    9.00     Monthly payments of principal  Prepayable at a discount 10/01/12                $0
                                            & interest of $21, 669

Owensboro, KY         1,673,850    8.00     Bond fund - variable           No prepayment until      12/01/07                $0

                                            semi-annual payments           2001; then 3% declining
                                                                           1% annually to par

                        127,862    12.00    Variable semi-annual payments                           12/31/15                $0

Palatka, FL           1,256,305    12.00    Monthly payments of principal  No prepayment until      11/01/07                $0
                                            & interest of $17,247          1996; then 5% decline
                                                                           1% annual to 2% min.

Paris, TN               615,464    13.50    Monthly payments of principal  No prepayment penalty    04/01/08                $0
                                            & interest of $8,859

                         35,158    9.00     Monthly payments of principal                           01/01/99                $0
                                            & interest of $3,296

                        355,949    9.25     Monthly payments of principal                           07/01/00                $0
                                            & interest of $8,467

Southwick, MA           821,252    11.50    Monthly payments of principal  1% prepayment premium    01/01/11                $0
                                            & interest of $9,857 in
                                            advance

So. Williamson, KY   15,167,531    9.00     Monthly payments of principal  No prepayment penalty    10/01/98       $14,463,542
                                            & interest of $144,833 (4)

Streetsboro, OH       1,484,667  6.35-6.7   Bond fund - variable           No prepayment until      12/01/06                $0
                                            semi-annual payments           2001; then 3% declining
                                                                           1% annually to par

Vestivia Hills, AL      810,985    13.00    Monthly payments of principal  No prepayment until      11/01/04                $0
                                            & interest of $13,759          1996; then 5% decline
                                                                           1% annual to 2% min.

Walpole, NH             821,252    11.50    Monthly payments of principal  1% prepayment premium    01/01/11                $0
                                            & interest of $9,857

Prattville, AL        2,314,270    11.00    Monthly payments of principal  1% prepayment premium    07/01/96        $2,330,705
                                            & interest of $24,042

Quincy, IL            3,142,882    7.75     Monthly payments of principal  No prepayment penalty    07/01/98        $3,009,116
                                            & interest of $27,912 (1)

Rochester             1,237,282    9.25     Monthly payments of principal  1% prepayment premium    01/01/02          $757,420
(Greece), NY                                & interest of $15,992

Savannah, TN            370,043    9.50     Monthly payments of principal  1.5% premium, decline    02/01/03                $0
                                            & interest of $6,612           1% annually to par

Warsaw, VA              845,064    13.13    Monthly payments of principal  No prepayment until      10/01/09                $0
                                            & interest of $11,373          1997, then 5% decline
                                                                           1% annual to 2% min.

Zanesville, OH        1,252,829    9.50     Monthly payments of principal  No prepayment penalty    06/01/98        $1,170,930
                                            & interest of $14,295


3. Summary of Wraparound Notes

                                                                                        Balance at       Annual
                     Principal                                                           Maturity        Master
                     Balance at  Interest                                  Maturity     (Assuming         Lease     Master Lease
     Location        12/31/96    Rate (%)      Amortization Provisions       Date     No Prepayment)     Payment    Termination
==================== =========== ========== ============================== ========== ================= ========== ==============

Baton Rouge, LA       4,165,014     9.75    Annual payments of             12/31/99        $3,980,636     $630,350   12/31/99
                                            principal & interest of
                                            $630,350

Chili, NY             1,898,943   10.00     Annual payments of             12/31/99        $3,152,116     $674,340   12/31/99
                                            principal & interest of
                                            $674,340

Clarksville, TN       2,301,939    9.75     Annual payments of             12/31/99        2096002320     $554,822   12/31/99
                                            principal & interest of
                                            $554,822


Columbus, NE          2,227,101     9.75    Annual payments of             12/31/99        $2,235,207     $309,707   12/31/99
                                            principal & interest of
                                            $309,207

Danville, IL          1,038,916     9.75    Annual payments of             12/31/99        $1,564,040     $275,730   12/31/99
                                            principal & interest of
                                            $275,730

Deland, FL            1,517,212    9.70     Annual payments of             12/31/99        $1,890,294     $207,550   12/31/99
                                            principal & interest of
                                            $207,550

Dubois, PA            1,774,039   10.00     Annual payments of             12/31/99        $1,995,528     $475,428   12/31/99
                                            principal & interest of
                                            $475,498

Ellwood City          1,774,039   10.00     Annual payments of             12/31/99        $1,995,528     $475,498   12/31/99
(Franklin                                   principal & interest of
Township), PA                               $475,498

Hamilton, NY          1,142,463     9.75    Annual payments of             12/31/99        $1,229,940     $210,745   12/31/99
                                            principal & interest of
                                            $210,745


Janesville, WI        1,689,531   10.25     Annual payments of             12/31/15                $0     $268,502   12/31/99
                                            principal & interest of
                                            $268,502

Marietta, OH          3,016,388     8.32    Annual payments of             12/31/14                $0     $371,533   12/31/99
                                            principal & interest of

                                            $371,533

                         20,000    11.00    No payments                    12/31/14          $160,313

Marion, OH            2,628,377     9.10    Annual payments of             12/31/14                $0     $326,940   12/31/99
                                            principal & interest of
                                            $326,940

Montgomery, AL        1,467,831    9.75     Annual payments of             12/31/99        $3,032,563     $295,516   12/31/99
                                            principal & interest of
                                            $295,516

Mt. Pleasant, PA      2,530,540    9.18     Annual payments of             12/31/15                $0     $390,345   12/31/99
                                            principal & interest of
                                            $290,345

Natchez, MS           1,887,730    10.00    Annual payments of             12/31/98        $3,097,351     $516,210   12/31/99
                                            principal & interest of
                                            $516,210

No. Canton, OH        2,262,309    9.11     Annual payments of             12/31/14                $0     $333,272   12/31/99
                                            principal & interest of
                                            $333,372

                         26,575   11.00     No payments                    12/13/14          $216,478

                         25,950   11.00     No payments                    12/01/14          $186,725

Owensboro, NY         2,826,464   10.00     Annual payments of             12/13/14                $0     $337,955   12/31/99
                                            principal & interest of
                                            $337,955

Palatka, FL           1,909,127    9.75     Annual payments of             12/31/99        $1,921,922     $407,745   12/31/99
                                            principal & interest of
                                            $407,745

Paris, TN             1,735,643   10.00     Annual payments of             12/31/99        $2,687,003     $555,860   12/31/99
                                            principal & interest of
                                            $555,860

                         51,016   11.00     No payments                    12/31/99           $80,814

Southwick, MA           915,259    9.75     Annual payments of             12/31/99        $1,248,385     $196,750   12/31/99
                                            principal & interest of
                                            $196,750

So. Williamson, KY   15,167,532    9.88     Annual payments of             12/31/99       $19,052,522   $4,181,000   12/31/99
                                            principal & interest of
                                            $4,181,000

Streetsboro, OH       2,054,283    9.68     Annual payments of             12/31/14                $0     $276,986   12/31/99
                                            principal & interest of
                                            $276,986


                        21,447     11.00    No payments                    12/31/14          $176,200

                        19,600     11.00    No Payments                    12/01/14          $142,686

Vestivia Hills, AL    1,426,902     9.75    Annual payments of             12/31/99        $1,555,772     $257,306   12/31/99
                                            principal & interest of
                                            $3257,306

Walpole, NH           1,053,548     9.75    Annual payments of             12/31/99        $1,248,385     $196,750   12/31/99
                                            principal & interest of
                                            $196,750

Pascagoula, MS        2,124,922     9.75    Annual payments of             12/31/16                $0     $270,266   12/31/99
                                            principal & interest of
                                            $246,507

                        175,125    12.00    $10,000 on 12/31/95;           12/31/16          $187,335
                                            $23,759 annually thereafter

Prattville, AL        2,505,322     9.75    Annual payments of             12/31/99        $2,905,521     $438,125   12/31/99
                                            principal & interest of
                                            $438,125

Quincy, IL            3,142,883   10.00     Annual payments of             12/31/98        $4,904,390     $920,890   12/31/99
                                            principal & interest of
                                            $920,890

Rochester             1,832,909    9.70     Annual payments of             12/31/14                $0     $220,906   12/31/99
(Greece), NY                                principal & interest of
                                            $220,906

                        130,625   10.00     No payments                    12/31/14          $910,735

Savannah, TN            763,503   9.880     Annual payments of             12/31/14          $993,633     $197,500   12/31/99
                                            principal & interest of
                                            $197,500

Warsaw, VA            1,079,134     9.75    Annual payments of             12/31/99        $1,547,507     $175,974   12/31/99
                                            principal & interest of
                                            $175,974


TABLE 4. SUMMARY OF DEPRECIATION
--------------------------------


                                FEDERAL              1996                      METHOD                          LIFE
  LOCATION                     TAX BASIS     DEPRECIATION RATE           TAXABLE/NONTAXABLE              TAXABLE/NONTAXABLE
  --------                     ---------     -----------------           ------------------              ------------------
Bend, OR                       $20,274,262        2.45%            ACRS REAL PROPERTY / STRAIGHT LINE      19 YRS / 40 YRS

Blackstone, VA                   1,901,818        1.04%               STRAIGHT LINE / STRAIGHT LINE       31.5 YRS / 40 YRS

Zanesville, OH                   4,174,780        1.52%            ACRS REAL PROPERTY / STRAIGHT LINE      19 YRS / 40 YRS


Item 3. Legal Proceedings.

        A lawsuit (the "Rabin Litigation") purporting to be a class action against, among others, Concord, Leonard S. Mandor, Robert A.
Mandor and certain Partnerships and affiliates of Concord, was filed in September 1989 alleging various federal and common law claims relating to the sales of interests in such partnerships. In November 1991, the Rabin Litigation was settled pursuant to the terms of the court-approved settlement agreement (the "Settlement Agreement"). The plaintiffs in the Rabin Litigation have filed a Notice of Motion with the court seeking to enforce the Settlement Agreement and for declaratory and other relief.
The plaintiffs assert, inter alia, that the defendants have breached the Settlement Agreement by improperly allocating transaction expenses against the payment to be made to the selling Partnerships in certain circumstances pursuant to the Settlement Agreement and have breached their fiduciary duties to the plaintiffs. Although the Company is not a party to such action, in the event that the plaintiffs are successful in their claim that certain transaction fees, costs and expenses incurred upon the sale of an Underlying Property are to be borne by the holder of the Wraparound Mortgage, the value of the Wrap Debt would be adversely affected, although the Company does not believe the effect of a successful claim by the plaintiffs would be materially adverse to the Company. Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such event. Concord and its subsidiary can satisfy their indemnity obligation to the Company by delivery of shares of Common Stock, which for such purposes will be deemed to have a value of $7.25 per share.

        In connection with the motion to enforce the Settlement Agreement, the plaintiffs in such action have alleged, in part, that the sale of Properties by the general partner (the "General Partner") of the Partnership selling Properties, was premature, without valid business justification with respect to the Partnership and a breach of the General Partner's fiduciary duty. If this aspect of the litigation is determined adversely to the General Partner (or if the General Partner agreed to a settlement restricting its ability to sell Properties prior to maturity), the ability of the General Partner to sell Partnership properties, including the Underlying Properties, prior to the maturity of the related Wrap Debt, whether by acceleration or at stated maturity, would be limited and could materially and adversely affect the Company's ability to realize upon the value of the Underlying Properties. Pursuant to the Settlement Agreement, Concord agreed to pay to the Partnerships in which the plaintiffs are limited partners a priority distribution of 11% of the net proceeds (as defined in the Settlement Agreement) of the sale of each Underlying Property, generally representing 11% of the difference between (i) the amount received by a wraparound mortgagee (i.e., the Company) in satisfaction of a Wraparound Note and certain other obligations and (ii) the Underlying Debt balance as of December 31, 1990, including any prepayment penalties, subject to certain adjustments. As a result, upon the satisfaction of the Wrap Debt acquired by the Company in the Acquisition, the Company may not be

entitled to receive all of the proceeds thereof as a portion of the proceeds thereof may be payable to such Partnerships. Under certain circumstances generally involving a sale of a property for a price greater than the outstanding balance of the Wraparound Note, the Company, as the wraparound mortgagee, will be entitled to share in such excess proceeds up to certain predetermined amounts.

        The parties have agreed in principle to a settlement of the motion to enforce the Settlement Agreement, and have submitted a proposed Stipulation and Order to the United States District Court for the Southern District of New York. Under the proposed Stipulation and Order, the plaintiffs would withdraw their breach of fiduciary duty claims and withdraw with prejudice their claim that defendants breached the Settlement Agreement by their allocation of transaction expenses from the sale of certain Properties in exchange for a payment of $600,000 from the defendants. In addition, the Stipulation and Order provides for a formula relating to the allocation of transaction expenses in connection with the future sale of Properties owned by the Partnerships, including the Underlying Properties subject to the Wrap Debt. Generally, under such formula, if a Property is sold for a price less than the sum of (a) the outstanding Wrap Debt, (b) the Permitted Additional Wrap Debt (as defined in the Settlement Agreement), and (c) the amount to be paid to the holder of the Wrap Debt pursuant to the Settlement Agreement, then 82.25% of the transaction expenses shall be the obligation of the selling Partnership, and shall be deducted from the 11% of net proceeds (as defined in the Settlement Agreement) to be distributed to the selling Partnership, and the Company, as the holder of the Wrap Debt, would be responsible for paying the remaining

17.75% of the transaction expenses incurred in such sale. In the event a Property is sold for a price in excess of the sum of (a) the outstanding Wrap Debt, (b) the Permitted Additional Wrap Debt, and (c) the amount to be paid to the holder of the Wrap Debt pursuant to the Settlement Agreement, then the transaction expenses shall be deducted from the proceeds in excess of such existing debt, and, if such excess proceeds are not sufficient to pay all such transaction expenses, 82.25% of the balance of such transaction expenses shall be paid out of the 11% of the net proceeds distributed to the selling Partnership, and the Company would be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. As stated above, Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such events. The Company does not believe that the proposed Stipulation and Order would, if entered into, materially adversely affect the Company. There can be no assurance, however, that the parties will consumate the proposed Stipulation and Order described above or, if entered into, that the plaintiffs will not pursue the breach of fiduciary duty claims against Concord and the General Partners of the Partnerships which own the Underlying Properties which would otherwise be withdrawn under the terms of the proposed Stipulation and Order.

        On March 26, 1993, the United States District Court for the Southern District of New York approved a settlement (the "Settlement") of a consolidated class action which had been filed against the Company, Concord, Leonard S. Mandor, Robert A. Mandor, certain of the Company's other present and former affiliates and Shareholder Communications Corporation, the proxy solicitation firm engaged by the Company in connection with the Merger. Further information about this litigation and the Settlement is set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and its Proxy Statement relating to the Annual Meeting of Stockholders of the Company, held on May 27, 1994, to which reference is hereby made. Under the terms of the Settlement, the Company, among other things, was required to pay $1,360,000 in legal fees and expenses to plaintiffs' counsel over a period of three years. As of December 31, 1996, the Company paid the final $215,000 of the legal fees and expenses remaining under the Settlement.

        On January 30, 1996, Milestone, its Board of Directors and Concord were named as defendants in an action commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the action, the plaintiff, a Series A Preferred Stockholder purporting to bring this action on behalf of himself and other Series A Preferred Stockholders, alleges that in connection with the Acquisition, the Transfer and the Distribution, Milestone and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claims, among other things, that, as a result of such actions, Milestone will not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Properties are grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint, and after hearing arguments thereon, the Delaware Court dismissed plaintiff's claim for rescission of both the Transfer and the Distribution and reserved decision on the defendants' motion to dismiss plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action, and the motion has since been scheduled for oral argument on April 15, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Common Stock and the Series A Preferred Stock have traded on the New York Stock Exchange ("NYSE") under the symbols "MPI" and "MPI PRA", respectively, since January 29, 1991.

        The quarterly high and low sales prices in 1996 and 1995 for the Common

Stock and the Series A Preferred Stock, as reported by Bloomberg, were as follows:


Common Stock               High                 Low

1996
First Quarter              $ 2 1/8            $ 1 1/2
Second Quarter               1 7/8              1 1/8
Third Quarter                1 1/8              11/16
Fourth Quarter               1 1/8                5/8

1995
First Quarter              $ 3 3/4            $ 3 1/8
Second Quarter               3 3/4              3 5/8
Third Quarter                3 3/4              3 3/8
Fourth Quarter               3 3/8              1 1/8

Series A Preferred Stock   High                 Low

1996
First Quarter              $ 3 1/4           $ 2
Second Quarter               2 5/8             1 1/8
Third Quarter                1 1/4             26/32
Fourth Quarter               1 1/8              5/8

1995
First Quarter              $ 4 3/8            $ 2 1/4
Second Quarter               3 1/2              2 3/4
Third Quarter                3 1/8              2 5/8
Fourth Quarter               3                  1 1/2

        On March 21, 1997, the last reported sale price of the Common Stock was $0.69 and the last reported sale price of the Series A Preferred Stock was $0.75. On March 21, 1997, there were approximately 1,988 record holders of the Common Stock and 1,813 record holders of the Series A Preferred Stock.

Dividend Policy

        Common Stock

        The Company has never paid any cash dividends on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. While there are no restrictions on the Company's ability to pay dividends, except for the preference of the Series A Preferred Stock, the Company anticipates that in the future, earnings will be retained to finance the Company's operations. Any decision as to the future payment of dividends on the Common Stock will depend on the results of operations and the financial condition of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

Series A Preferred Stock

        Since September 30, 1995, the holders of the Series A Preferred Stock have not been entitled to receive dividends on the Series A Preferred Stock on a cumulative basis. The Company did not declare any dividends on the Series A Preferred Stock in 1996; the Company, however, paid a dividend on February 15, 1996 of $.195 per share of Series A Preferred Stock for a dividend declared by the Company for the three months ended December 31, 1995. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing in Item 13 of this report.

General

        The Company is engaged in the business of owning, acquiring, managing, developing and investing in real estate and real estate related assets.

Recent Developments

        On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, UPI terminated its property management agreement with MPMI (the "Property Management Agreement") and its management services agreement with Milestone (the "Management Services Agreement"). The Company does not expect the termination of the Property Management Agreement and the Management Services Agreement to have a material adverse effect on the operations or financial condition of the Company. The aggregate fees paid in 1996 by UPI to MPMI and Milestone for services provided to UPI under the Property Management Agreement and the Management Services Agreement was $975,807 and $260,024, respectively.

        In connection with the UPI Merger, the 356,400 shares of preferred stock, par value $.01 per share (the "UPI Preferred Stock"), of UPI which the Company owned as of the date of the UPI Merger were converted into 356,400 shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares"). The Company believes that the terms of the Kranzco Series C Shares are similar to the terms of the UPI Preferred Stock, since the Kranzco Series C Shares (i) have the same redemption price and liquidation preference and price ($10 per share) as the UPI Preferred Stock, (ii) pay cumulative dividends at the rate paid on the UPI Preferred Stock as of the date of the UPI Merger (8%), and (iii) are required to be redeemed ratably on a quarterly basis over a two-year period from the date of the UPI Merger, as compared to the UPI Preferred Stock, which was not required to be redeemed until the year 2002 (although UPI could have, at its option, redeemed shares of UPI

Preferred Stock at any time).

Results of Operations

        Calendar Year 1996 Compared to Calendar Year 1995

        Revenues for 1996 were $33,722,442, an increase of $7,954,932,or 31%, from $25,767,510 in 1995. Such increase was primarily due to the net of: (1) an increase in rental income of $1,506,092 attributable to the Properties acquired in the Acquisition; (2) an increase in interest income of $8,637,435 resulting primarily from (a) Wraparound Note receivable interest of approximately $7,875,000; and (b) interest income relating to the mortgage backed securities purchased in March 1995 and March 1996 of approximately $398,000; (3) an unrealized holding gain on U.S. Treasury Notes sold short of $1,217,186 in 1996 compared to an unrealized holding loss of $4,137,225 for such securities in 1995; (4) a gain on sale of real estate assets of $260,239 for 1996 as compared to a gain of $6,326,231 on sale of property in 1995; and (5) a loss on the sale of available-for-sale securities of $350,699 in 1996 compared to a gain of $1,561,721 for such securities in 1995.

        Operating expenses for 1996 were $23,097,797, an increase of $9,140,312, or 65%, from $13,957,485 in 1995. Such increase was primarily due to the net of:
(1) an increase in lease expense of $11,953,480 attributable to the Master Leases acquired in the Acquisition; (2) an increase in property expenses of $782,070 due to the Underlying Properties relating to the Master Leases; (3) an increase in expenses for management company operations of $653,300 due to additional properties managed by the Company in 1996; and (5) a decrease in professional fees of $3,979,434 for 1996 compared to 1995, when the Company consumated the Acquisition, the Transfer and the Distribution.

        Interest expense for 1996 was $11,961,780, an increase of $3,046,016, or 34%, from $8,915,764 in 1995. Such increase was primarily due to: (1) debt service on the Underlying Properties; and (2) additional interest charges relating to the mortgage backed securities purchased in March 1995 and March 1996.

        Depreciation and amortization expense for 1996 was $783,401, a decrease of $2,604,001, or 77%, from $3,387,402 in 1995. Such decrease was primarily due to: (1) a decrease in depreciable real estate assets to three properties in 1996 from eighteen properties in 1995, amounting to a decrease in property depreciation of approximately $583,270 in 1996; and (2) a net decrease in amortization of management contract rights of approximately $191,798 in 1996.

        Calendar Year 1995 Compared to Calendar Year 1994

        Revenues for 1995 were $25,767,510, an increase of $6,363,756, or 54%, from $19,403,754 in 1994. Such increase was primarily due to the net of: (1) an increase in interest and other of $5,528,244, resulting from MAMI's acquisition of additional interest income producing Commercial Mortgage Pass-Through Certificates (the "Certificates"); (2) a decrease in revenue from management company operations of $1,950,547 due to the nonrecurring receipt of termination fees of $1,756,137 in 1994 relating to the sale of certain properties owned by Concord which are no longer managed by MPMI; (3) an unrealized holding loss on U.S. Treasury Notes (the "Treasury Notes") sold short of $4,137,225 in 1995 compared to an unrealized holding gain of $1,418,800 for such securities in 1994; (4) a gain of $6,326,231 on sale of the Dillards' properties located in Plano, Texas and Kenner, Louisiana; and (5) gain on the sale of available-for-sale securities of $1,561,721.

        Operating expenses for 1995 were $13,957,485, an increase of $7,885,355, or 130%, from $6,072,130 in 1994. Such increase was primarily due to: (1) an increase in professional fees of $4,573,812 resulting from costs incurred in connection with the Acquisition, the Transfer and the Distribution in 1995 and 1994; (2) Master Lease expense of $3,055,243 in 1995; and (3) a decrease in expenses for management company operations of $357,964 as a result of the sale of certain properties owned by Concord which are no longer managed by the Company.

        Interest expense for 1995 was $8,915,764, an increase of $2,633,629, or 42%, from $6,282,135 in 1994. Such increase was primarily due to: (1) an increase of $627,716 resulting from loans obtained by MAMI relating to the purchase of the Certificates in May and September of 1994, which were outstanding throughout 1995; (2) an increase resulting from loans obtained by MAMI relating to the purchase of the Certificates during 1995, of $532,823; (3) an increase resulting from coupon interest owned on the Treasury Notes which were sold short by MAMI in May and September of 1994, and were outstanding throughout 1995, of $766,660; and (4) an increase in mortgage interest of $1,459,870 as a result of underlying debt assumed pursuant to the Acquisition.

        Depreciation and amortization for 1995 was $3,387,402, a decrease of $1,209,660, or 26%, from $4,597,062 in 1994. Such decrease was primarily due to
(1) the sale of the Dillards' properties in July 1995; and (2) a decrease in accelerated amortization of management contract rights from $1,469,897 in 1994 to $932,555 in 1995 resulting from the sale by Concord of certain properties owned by limited partnerships sponsored by Concord which are no longer managed by MPMI.

Liquidity and Capital Resources

        The Company, as the holder of 356,400 shares of Kranzco Series C Shares, is entitled to receive cash from the redemption of such shares of approximately $3,564,000, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares, over the next two years. Such funds will be available to fund the Company's obligations and its real estate investment and development activities.

        The Company also expects, to the extent necessary, to have adequate sources of cash and/or cash producing assets to meet the expected future liquidity needs arising from the fluctuations of gain or loss inherent when marking-to-market, monthly, the assets and liabilities associated with the investment activities of MAMI.

        The cumulative period relating to the payment of dividends on the Series A Preferred Stock expired on September 30, 1995. If Milestone declares further dividends and the payment thereof utilizes all, or substantially all, of the Company's cash flow after taxes and expenses, the Company will require other sources of funding to allow it to accomplish its other long-term goals. If such funding does not become available, and Milestone declares and pays such dividends in the future, the Company may not be able to accomplish its other long term goals. As such, no assurance can be given that Milestone will declare or pay dividends on the Series A Preferred Stock or, subject to the preference on the Series A Preferred Stock, the Common Stock, in the future. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's existing borrowings and the encumbrances on the Properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace is limited.

Cash Flows

        Net cash used in operating activities of $2,783,859 for the year ended December 31, 1996 included (1) a net loss of $2,486,974; (2) adjustments for non-cash items of $728,499; and (3) a net change in operating assets and liabilities of $431,614, compared to net cash provided by operating activities of $637,203 for the year ended December 31, 1995, which included (1) a net loss of $809,649; (2) adjustmets for non-cash items of $4,530,845; and (3) a net change in operating assets and liabilities of $5,977,697.

        Net cash provided by investing activities of $14,021,098 for the year ended December 31, 1996 included (1) proceeds from principal repayments on loans receivable and Wraparound Notes of $4,817,864; (2) issuance of Wraparound Notes of $45,550; (3) purchase of leasehold improvements of $213,186; (4) proceeds from the realization of Wraparound Notes of $4,325,177; (5) proceeds from the sale of available-for-sale securities of $23,201,402; (6) proceeds from redemption of investment in affiliate of $2,541,667; (7) purchase of available-for-sale securities of $20,142,060; (8) proceeds from U.S. Treasury Notes payable of $13,989,844; (9) proceeds from redemption of reverse repurchase agreements of $9,203,125; (10) purchase of U.S. Treasury Notes of $9,143,750; and (11) purchase of reverse repurchase agreements of $14,513,435, compared to net cash provided by investing activities of $21,712,985 for the year ended December 31, 1995 which included (1) purchase of property, improvements and equipment of $745,092; (2) purchase of leasehold improvements of $51,469; (3) proceeds from principal repayments on loans receivable of $49,771; (4) proceeds from the sale of property of $25,079,214; (5) proceeds from the sale of available-for-sale securities of $25,285,441; (6) proceeds from U.S. Treasury Notes payable of $2,590,951; and (7) purchase of reverse repurchasable agreements of $2,240,011.

        Net cash used in financing activities of $10,657,904 for the year ended December 31, 1996 included (1) distributions paid to Series A Preferred Stockholders of $666,622; (2) principal repayments on mortgages and notes payable of $7,586,850; (3) proceeds from loans payable of $14,522,045; (4) principal payments on loans payable of $18,143,663; and (5) proceeds received on treasury notes payable of $1,217,186, compared to net cash used in financing activities of $21,606,886 for the year ended December 31, 1995, which included
(1) distributions paid to Series A Preferred Stockholders of $2,732,243, (2) principal payments on mortgages payable of $19,733,850; (3) proceeds from loans payable of $22,630,146, (4) principal repayments on loans payable of $17,344,127; (5) amounts paid on treasury notes payable of $4,137,225; and (6) payments to common and preferred claimants of $289,588.

Item 7. Financial Statements.

        The Company's Consolidated Financial Statements and the notes thereto appear in Item 13 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                   PART III

        Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.

        The information regarding the Company's directors required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Election of Directors".

        The information regarding the Company's executive officers required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Executive Officers."

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 10% of the Common Stock or the Series A Preferred Stock required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 10. Executive Compensation.

        The information regarding compensation of directors and executive officers of the Company required by this Item is incorporated by reference to the sections in the Proxy Statement entitled "Executive Compensation" and "Compensation of Directors."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference to the section in the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 12. Certain Relationships and Related Transactions.

        The information regarding certain relationships and related transactions required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Certain Relationships and Related Transactions."

Item 13.   Exhibits, Financial Statements and Reports on Form 8-K.

(a)(1)     Financial Statements.

The following consolidated financial statements of the Company are filed as part of this report:

                                                             Page

    Report of Deloitte & Touche LLP, Independent Auditors     F-1

    Consolidated Balance Sheet - December 31, 1996            F-2

    Consolidated Statements of Revenues and Expenses -
    Years Ended December 31, 1996 and 1995                    F-3

    Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1996 and 1995                    F-4

    Consolidated Statements of Cash Flows -
    Years Ended December 31, 1996 and 1995                    F-5

    Notes to Consolidated Financial Statements                F-6

 (a)(2)    Exhibits.

           The exhibits to this report are listed below.

Exhibit    Description

  2.1 Master Purchase and Sale Agreement dated as of February 17, 1995, as amended, between the Company and Castle Plaza, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 7,
           1995).

  2.2 Short-Form Contracts, dated as of February 17, 1995, between the Company and Castle Plaza, Inc. (incorporated by reference to Exhibit
           2.2 to the Company's Form 8-K filed with the Commission on November 7, 1995).


  2.3 Purchase and Sale Agreement, dated as of February 17, 1995, as amended between the Company and Mountain View Mall, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed with the Commission on November 7, 1995).

  2.4 Purchase and Sale Agreement, dated as of February 17, 1995, as amended between the Company and Concord Income Realty Partners VI, L.P. (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K filed with the Commission on November 7, 1995).

  2.5 Purchase and Sale Agreement, dated as of February 17, 1995, as amended between the Company and Concord Income Realty Partners IX, L.P. (incorporated by reference to Exhibit 2.5 to the Company's Form 8-K filed with the Commission on November 7, 1995).

  3.1 Certificate of Amendment to Certificate of Incorporation of the Company, filed on December 18, 1990 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 29, 1991).

Exhibit    Description

  4.1 Certificate of Designations of $.78 Convertible Series A Preferred Stock of the Company, filed on December 18, 1990 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 29, 1991).

  4.1A Certificate of Amendment to Certificate of Designations of $.78 Convertible Series A Preferred Stock of the Company filed on June 9, 1994 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-QSB filed with the Commission on August 15, 1994).

  4.2 Specimen form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K filed with the Commission on March 29, 1991).

  4.3      Specimen form of Series A Preferred  Stock  Certificate
           (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed with the Commission on March 29, 1991).

  4.4 Rights Agreement, dated as of March 31, 1993 between the Company and The Bank of New York, as Rights Agent (incorporated by reference to
           Exhibit 1 to the Company's Form 8-A filed with the Commission on March 31, 1993).

 10.1 Asset purchase agreement among the Company, Milestone Property Management, Inc., Concord Assets Group, Inc. and Concord Assets Management, Inc. (incorporated by reference to Item 7(c) to the Company's Form 8-K filed with the Commission on January 3, 1993).


 10.2 Settlement agreement dated as of January 31, 1993 relating to the settlement of a class action litigation (incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB filed with the Commission on March 30, 1993).

 10.3 Letter agreement related to employment dated March 31, 1993 between the Company and Leonard S. Mandor (incorporated by reference to Exhibit 10.23 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

 10.3A Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Leonard S. Mandor, dated May 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-QSB filed with the Commission on May 16,1996).

 10.4 Letter agreement related to employment dated March 31, 1993 between the Company and Robert A. Mandor (incorporated by reference to Exhibit 10.24 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

 10.4A Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Robert A. Mandor, dated May 2, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

 10.5 Letter agreement related to employment dated March 31, 1993 between the Company and Harvey Shore (incorporated by reference to Exhibit
           10.25 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

Exhibit  Description

 10.5A Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Harvey Shore, dated May 2, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

 10.6 Letter agreement related to employment dated March 31, 1993 between the Company and Joan LeVine (incorporated by reference to Exhibit 10.26 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

 10.6A Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Joan LeVine, dated May 2, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

 10.7 Letter agreement related to employment dated March 31, 1993 between the Company and Joseph P. Otto (incorporated by reference to Exhibit 10.27 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

 10.7A Amendment to letter agreement related to employment dated March 31, 1993 between the Company and Joseph P. Otto, dated May 2, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

 10.8 Key Executive Employment and Severance Agreements entered into between the Company and:

           a.  Leonard S. Mandor
           b.  Robert A. Mandor
           c.  Harvey Shore
           d.  Joan LeVine
           e. Joseph Otto (incorporated by reference to Exhibit 10.29 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

 10.9 Purchase money promissory note purchase money mortgage and security agreement with The Benderson 85-1 Trust for the Tonawanda, New York, property (incorporated by reference to Exhibit 10.33 to the Company's Form 10-QSB filed with the Commission on August 14, 1993).

 10.10 Amended indemnification agreement between the Company and related parties (incorporated by reference to Exhibit 19.2 to the Company's Form 10-Q filed with the Commission on May 14, 1992).

 10.11 Second amended and restated management and reimbursement agreement between the Company and Concord (incorporated by reference to Exhibit 19.3 to the Company's Form 10-Q filed with the Commission on March 30, 1993).

 10.12     1993 Employee Stock Option Plan (incorporated by reference to Exhibit
           10.20 to the Company's Form 10-KSB filed with the Commission on March 31, 1994).

 10.13 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB filed with the Commission on March 31, 1994).

Exhibit    Description

 10.14 Pre-sale Wet Ink Funding Facility between ("MMC") and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.32 to the Company's Form 10-QSB filed with the Commission on August 15,
           1994).

 10.15 Guaranty between the Company and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.33 to the Company's
           Form 10-QSB  filed with the Commission on August 15, 1994).


 10.16 Global master Repurchase Agreement between Nomura Grand Cayman, Ltd. and MMC (incorporated by reference to Exhibit 10.34 to the Company's Form 10-QSB filed with the Commission on August 15, 1994).

 10.17 Master Repurchase Agreement between DLJ Mortgage Acceptance Corporation and MMC (incorporated by reference to Exhibit 10.35 to the Company's Form 10-QSB filed with the Commission on August 15,
           1996).

 10.18 Management Services Agreement dated November 20, 1995, between the Company and Union Property Investors, Inc. (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB filed with the Commission on March 30, 1996).

 10.19 Property Management Agreement, dated November 20, 1995, between the Company and Milestone Property Management, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB filed with the Commission on April 1, 1996).

 21        Subsidiaries of the Company.

 27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.

(b)        Reports on Form 8-K.

           None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   March 26, 1997                 MILESTONE PROPERTIES, INC.

                                       By:   /s/ Leonard S. Mandor
                                             ------------------------------
                                             Leonard S. Mandor
                                             Chairman of the Board and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                        Date
-------------------                                        ----

/s/ Leonard S. Mandor                                 March 26, 1997
------------------------
Leonard S. Mandor
Chairman of the Board and
Chief Executive Officer

/s/ Robert A. Mandor                                  March 26, 1997
------------------------
Robert A. Mandor
President, Chief Financial
Officer and Director

/s/ Joan LeVine                                       March 26, 1997
------------------------
Joan LeVine
Senior Vice President, Treasurer
and Controller

/s/ Joseph Otto                                       March 26, 1997
------------------------
Joseph Otto
Vice President and Director

/s/ Geoffrey S. Aaronson                              March 26, 1997
------------------------
Geoffrey S. Aaronson
Director

/s/ Harvey Jacobson                                   March 26, 1997
------------------------

Harvey Jacobson
Director

/s/ Gregory McMahon                                   March 26, 1997
------------------------
Gregory McMahon
Director

INDEPENDENT AUDITORS' REPORT

Milestone Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Milestone Properties, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of revenues and expenses, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche, LLP
New York, New York

March 25, 1997

               MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                             December 31, 1996

                                                                                                    December 31, 1996
                                                                                                    -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                          $  3,141,839
     Loans receivable                                                                                      1,684,585
     Accounts receivable                                                                                   1,360,621
     Accrued interest receivable                                                                           9,646,886
     Due from related party                                                                                  599,093
     Prepaid expenses and other                                                                              430,603
     Reverse repurchase agreements                                                                        34,718,749
     Available-for-sale securities                                                                        32,314,853
                                                                                                       -------------
         Total current assets                                                                             83,897,229

     Property, improvements and equipment, net                                                            18,884,467
     Wraparound notes, net                                                                                71,431,945
     Deferred income tax asset, net                                                                        3,272,873
     Investment in affiliate                                                                               3,959,433
     Management contract rights, net                                                                         426,467
     Goodwill and organizational cost, net                                                                   222,863
                                                                                                        ------------
         Total assets                                                                                   $182,095,277
                                                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                                              $  2,031,513
     Accrued interest payable                                                                              1,139,941
     Master lease payable                                                                                 14,445,351
     Due to related party                                                                                     61,688
     Current portion of mortgages and notes payable                                                        2,862,274
     Income taxes payable                                                                                  3,250,744
     Loans payable                                                                                        23,829,335
     Treasury notes sold short                                                                            33,952,346
                                                                                                        ------------
         Total current liabilities                                                                        81,573,192
     Mortgages and notes payable                                                                          71,562,942
                                                                                                        ------------
         Total liabilities                                                                               153,136,134
                                                                                                        ------------
Commitments and Contingencies


Stockholders' equity:

     Common stock ($.01 par value, 10,000,000 shares
        authorized, 4,743,155 issued and outstanding:
        692,591 shares in treasury)                                                                           47,433

     Preferred stock (Series A $0.01 par value, 10,000,000 shares authorized,
         3,182,184 shares issued and outstanding)                                                             31,822
     Additional paid-in surplus                                                                           48,105,575

     Unrealized holding loss - available-for-sale securities
        (Net of tax benefit of $151,552)                                                                    (220,396)
     Accumulated deficit                                                                                 (15,564,873)
     Shares held in treasury - at cost                                                                    (3,440,418)
                                                                                                        ------------
         Total stockholders' equity                                                                       28,959,143
                                                                                                        ------------
         Total liabilities and stockholders' equity                                                     $182,095,277
                                                                                                        ============



         See Accompanying Notes to Consolidated Financial statements

                 MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                For the Years Ended December 31, 1996 and 1995


                                                                                    December 31, 1996             December 31, 1995
                                                                                    -----------------             -----------------
REVENUES:
     Rent                                                                               $11,382,820                 $  9,876,728
     Interest income                                                                     17,654,908                    9,017,473
     Revenue from management company operations                                             976,983                    1,034,321
     Tenant reimbursements                                                                1,184,462                      926,791
     Management and reimbursement income                                                    835,811                      499,806
     Percentage rent                                                                        266,653                      428,739
     Amortization of discount - available-for-sale
     securities                                                                             294,079                      232,925
     Unrealized gain/(loss) on treasury notes
     sold short                                                                           1,217,186                   (4,137,225)
     Gain on realization of wraparound notes                                                260,239                            0
     Gain on sale of property                                                                     0                    6,326,231
     (Loss)/gain on sale of available-for-sale securities                                  (350,699)                   1,561,721

                                                                                        -----------                  -----------
       Total revenues                                                                    33,722,442                   25,767,510
                                                                                        -----------                  -----------

EXPENSES:

     Master lease expense                                                                15,008,723                   3,055,243
     Interest expense                                                                    11,961,780                   8,915,764
     Depreciation and amortization                                                          783,401                   3,387,402
     Valuation allowance on wraparound notes                                                189,853                           0
     Salaries, general and administration                                                 3,538,634                   3,997,591
     Property expenses                                                                    2,018,249                   1,236,179
     Expenses for management company operations                                           1,281,317                     628,017
     Professional fees                                                                    1,061,021                   5,040,455
                                                                                        -----------                 -----------
       Total expenses                                                                    35,842,978                  26,260,651
                                                                                        -----------                 -----------
Loss before income taxes                                                                 (2,120,536)                   (493,141)
Provisions for income taxes                                                                 366,438                     316,508
                                                                                        -----------                 -----------
Net loss                                                                                 (2,486,974)                   (809,649)
Distributions on preferred stock                                                                  0                  (2,732,242)
                                                                                        -----------                 -----------
Deficit attributable to common stockholders                                             $(2,486,974)               $ (3,541,891)
                                                                                        ===========                ============
Deficit per share of common stock                                                       $     (0.65)               $      (2.13)
                                                                                        ===========                ============
Weighted average number of shares of
common stock                                                                              3,845,546                   1,664,956
                                                                                        ===========                ============


         See Accompanying Notes to Consolidated Financial Statements

                  MILESTONE PROPERTIES, INC AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the Years Ended December 31, 1996 and 1995


                                                     Common Stock          Preferred Stock          Treasury Stock
                                                 ------------------      -------------------      ------------------
                                                 Shares      Amount      Shares       Amount      Shares        Cost
                                                 -------     ------      -------      ------      ------        ------
Balance December 31, 1994                        1,852,921   $18,529     3,549,578    $35,496     (692,591)     $(3,440,418)

Conversion of preferred stock into
common stock                                        85,852       859      (131,023)    (1,310)

Cash distributions declared -
$0.78 per preferred claimant share

Cash distributions declared -
$0.78 per preferred share

Purchase of Acquisition Assets                   2,544,654    25,447

Spin-off of UPI

Net loss for the year ended
December 31, 1995

Unrealized holding gain
- available-for-sale securities
                                                 ---------------------------------------------------------------------------

Balance December 31, 1995                        4,483,427    44,835     3,418,555     34,186     (692,591)      (3,440,418)
                                                 ---------------------------------------------------------------------------

Conversion of preferred stock
into common stock                                  259,728     2,598      (236,371)    (2,364)

Net loss for the year ended
December 31, 1996

Unrealized holding loss
- available-for-sale securities
                                                 ---------------------------------------------------------------------------

Balance December 31, 1996                        4,743,155   $47,433     3,182,184    $31,822     (692,591)     $(3,440,418)
                                                 ===========================================================================

                                                               Unrealized
                                                               Holding (Loss)/
                                              Additional       Gain on
                                              Paid-in          Available-for-      Accumulated       Stockholders'
                                              Surplus          Sale Securities     Deficit           Equity
                                              ------------     ---------------     -------------     -------------
Balance December 31, 1994                     $ 51,326,392     $  (900,111)        $ (9,536,007)     $ 37,503,881

Conversion of preferred stock into
common stock                                           451                                                      0

Cash distributions declared -
$0.78 per preferred claimant share                (289,588)                                              (289,588)

Cash distributions declared -

$0.78 per preferred share                                                            (2,732,243)       (2,732,243)

Purchase of Acquisition Assets                  12,285,779                                             12,311,226

Spin-off of UPI                                (15,217,225)                                           (15,217,225)

Net loss for the year ended
December 31, 1995                                                                      (809,649)         (809,649)

Unrealized holding gain
- available-for-sale securities                                  1,749,093                              1,749,093
                                               -------------------------------------------------------------------

Balance December 31, 1995                       48,105,809         848,982          (13,077,899)       32,515,495
                                               -------------------------------------------------------------------

Conversion of preferred stock
into common stock                                     (234)                                                     0

Net loss for the year ended
December 31, 1996                                                                    (2,486,974)       (2,486,974)

Unrealized holding loss
- available-for-sale securities                                 (1,069,378)                            (1,069,378)
                                               -------------------------------------------------------------------

Balance December 31, 1996                      $48,105,575       $(220,396)        $(15,564,873)     $ 28,959,143
                                               ===================================================================

                                     F-4

                  MILESTONE PROPERTIES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1996 and 1995

                                                                                        December 31, 1996     December 31, 1995
                                                                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVTIES
                      Net Loss                                                              $  (2,486,974)        $    (809,649)
                      Adjustments to reconcile net loss to
                          net cash (used in )provided by operating activities
                      Depreciation and amortization                                               783,401             3,387,402
                      Deferred benefit taxes                                                     (280,948)           (3,934,595)
                      Valuation allowance on wraparound notes                                     189,853                     0
                      Unrealized (gain)/loss on treasury notes sold short                      (1,217,186)            4,137,225
                      Amortization of discount - avialable-for-sale securities                   (294,079)             (232,925)
                      Realized loss/(gain) on sale of avialable-for-sale securities               350,699            (1,561,721)
                      Gain on realization of wraparound notes                                    (260,239)                    0
                      Gain on sale of Property                                                          0            (6,326,231)
                      Change in operating assets and liabilities net:
                           Decrease (increase) in accounts receivable                              26,743              (528,548)
                           (Increase) decrease in due from related party                         (442,959)              795,267
                           Decrease (increase) in accrued interest receivable                   1,751,144            (2,201,377)
                           Decrease in prepaid expenses and other                                  59,044               561,559
                           Increase in accrued expenses                                           196,295               657,952
                           Increase in accrued interest payable                                   194,390               514,656
                           (Decrease) increase  in master lease payable                        (1,347,380)            3,042,770
                           Increase in income taxes payable                                        75,913             2,992,154
                           (Decrease) increase in due to related party                            (81,576)              143,264
                                                                                             ------------         -------------

                           Net cash (used in) provided by operating activities                 (2,783,859)              637,203
                                                                                             ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                      Principal repayments on loans receivable                                     53,460                49,771
                      Principal repayments on wraparound notes                                  4,764,404                     0
                      Issuance of wraparound notes                                                (45,550)                    0
                      Acquisition payment                                                               0              (745,092)
                      Purchase of leasehold improvements                                         (213,186)              (51,469)
                      Proceeds from realization of wraparound notes                             4,325,177                     0
                      Proceeds from sale of property                                                    0            25,079,214
                      Proceeds from the sale of available-for-sale securities                  23,201,402            25,285,441
                      Proceeds from redemption of investment in affiliate                       2,541,667                     0
                      Purchase of available-for-sale securities                               (20,142,060)          (28,255,819)
                      Proceeds from treasury notes sold short                                  13,989,844             2,590,951
                      Proceeds from redemption of reverse repurchase
                           agreements                                                           9,203,125                     0
                      Purchase of treasury notes                                               (9,143,750)                    0

                      Purchase of reverse repurchase agreements                               (14,513,435)           (2,240,011)
                                                                                             ------------         -------------
                           Net cash provided by investing activities                           14,021,098            21,712,986
                                                                                             ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                      Distributions paid to preferred stockholders                               (666,622)           (2,732,243)
                      Principal payments on mortgages and notes payable                        (7,586,850)          (19,733,850)
                      Proceeds from loans payable                                              14,522,045            22,630,146
                      Principal payments on loans payable                                     (18,143,665)          (17,344,127)
                      Amounts received (paid) on treasury notes payable                         1,217,186            (4,137,225)
                      Payments to common and preferred stock claimants                                  0              (289,588)
                                                                                             ------------         -------------
                            Net cash used in financing activities                             (10,657,906)          (21,606,887)
                                                                                             ------------         -------------

NET INCREASE IN CASH AND CASH EQUILVALENTS                                                        579,333               743,302

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  2,562,506             1,819,204
                                                                                           --------------        --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $    3,141,839        $    2,562,506
                                                                                           ==============         =============
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

                      Cash paid during the period for interest                             $   11,767,390        $    8,518,507
                                                                                           ==============        ==============

                      Cash paid during the period for income taxes                         $      451,986        $     754,501
                                                                                           ==============         ============


         See Accompanying Notes to Consolidated Financial Statements

                      MILESTONE PROPERTIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Milestone Properties, Inc. (the "Company") was incorporated on November 30, 1989 under the laws of the State of Delaware. On December 18, 1990, The Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into the Company (the "Merger"). In the Merger, the Company succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock, par value $.01 per share (the "Common Stock"), and Milestone's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock").

Milestone Property Management, Inc. ("MPMI") was formed as a wholly-owned subsidiary of the Company on December 21, 1992. MPMI purchased the assets used in connection with the shopping-center management business from a subsidiary of Concord Assets Group, Inc. ("Concord") (see notes 6 and 14).

Milestone Asset Management, Inc. ("MAMI"), formerly Milestone Mortgage Corporation, was formed as a wholly owned subsidiary of the Company in August 1993. MAMI has been focusing on the investment opportunities available by purchasing issues of mortgage loan securitizations (the "Certificates"). MAMI has entered into master repurchase agreements with Nomura Securities (Bermuda) Ltd. ("Nomura") and DLJ Mortgage Acceptance Corporation ("DLJ") to facilitate the purchase of the Certificates (see note 4).

In October 1995, the Company entered into various agreements with affiliates of Concord pursuant to which the company acquired certain real estate related assets for approximately $700,000 in cash and approximately 2,545,000 shares of Common Stock the ("Acquisition"). The Acquitision was treated in a manner similar to a pooling of interests, and therefore the assets and liabilities have been transferred at the historical cost basis of Concord.

In October 1995, the Company also completed the transfer (the "Transfer") of 16 of its retail properties (the "UPI Properties") to its then wholly-owned subsidiary Union Property Investors, Inc. ("UPI"). UPI was then recapitalized and spun-off in November 1995, when the Company distributed all of the outstanding shares of common stock of UPI to the Company's Common Stockholders (the "Distribution").

2.   Summary of Significant Accounting Policies

Business

The Company primarily is the owner of Wraparound Notes, secured by mortgages on commercial retail properties, as well as the master lessee (see note 8) of such properties which are located in 16 states throughout the United States. The Company also invests in real estate related assets through MAMI.

Principles of Consolidation

The consolidated financial statements include the accounts of Milestone Properties, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Basis of Accounting, Fiscal Year

The Company records are maintained on the accrual basis of accounting for both financial and tax reporting purposes. Its fiscal year is the calendar year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Available-for-Sale Securities

The Company accounts for its available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 - "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, gains and losses relating to available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of tax effect, until such amounts are generally realized through the sale or redemption of the securities. Realized gains and losses are determined based on the specific identification method.

Property, Improvements and Equipment and Related Depreciation and Amortization

Properties are stated at cost, less depreciation computed on the straight-line method over their estimated useful lives of 25-35 years. Building improvements and equipment are stated at cost, and depreciated on a straight-line basis using an estimated life of five years. Leasehold improvements and leasing commissions are amortized on the straight-line method over the remaining term of the applicable lease.

The Company's policy, which is in accordance with SFAS No. 121 - "Accounting for the Impairment of Long Lived Assets" (issued March 1995), is to assess quarterly any impairment in value by making a comparison of the current and projected operating cash flows of each of its properties on an undiscounted basis to the carrying amount of each property. The carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset. No such adjustment was required for the years December 31, 1996 and 1995.

Investment in Wraparound Notes

Investment in Wraparound Notes is stated at the lower of the unamortized note balance or the estimated value of the underlying collateral. In accordance with SFAS No. 118, "Accounting by Creditors for Impairments of a Loan," as an amendment of SFAS No. 114, the Company's policy is to assess quarterly the probability that the amounts collectible under the contractual terms of the Wraparound Note will equal or exceed the carrying amount of such Wraparound Note. When management believes that the Wraparound Notes have been impaired, the Company measures impairment based on the value of the underlying collateral. For the year ended December 31, 1996, the Company provided a valuation allowance of $189,853.

With respect to the Discount Notes (see note 6) the Company does not recognize income from the discount portion of the Discount Notes due to uncertainty regarding realization of such amounts.

Management Contract Rights and Goodwill

Management contract rights and goodwill are being amortized over a period of approximately seven years. The amortization for the management contract rights has been accelerated for those agreements that are terminated prior to the expiration of the initial lease term.

Income Taxes

Deferred taxes are provided for the temporary differences between the tax bases of the assets and liabilities and the amounts reported in the financial statements.

Loss Per Common Share

The loss per common share computation gives effect to the weighted average number of shares of Common Stock outstanding during the year ended December 31, 1996, 3,845,546, and during the year ended December 31, 1995, 1,664,956, and the dividends declared on the Series A Preferred Stock of $0.00 for 1996 and $2,732,242 for 1995.

The shares of Series A Preferred Stock are not considered to be common stock equivalents and, therefore, have not been included in the computation of primary loss per common share.

The effect of fully diluted loss per common share based on 7,342,451 and 4,290,688 shares (including 3,496,905 and 2,625,732 shares issuable on assumed conversion of the Series A Preferred Stock) for the years ended December 31, 1996 and 1995, respectively, is anti-dilutive.


Organization Costs

Organization costs of the Company are being amortized over a five-year period.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1996 financial presentation.

3.  Acquisition and Dispositions of Real Estate Assets

As a result of the Acquisition (see note 1), the Company obtained 35 Wraparound Notes secured by mortgages on 32 properties (the "Underlying Properties") (see note 6 for additional discussion of Wraparound Notes) and three properties in fee simple (the "Fee Properties", and together with the Underlying Properties, the "Properties"). Because the Acquisition was recorded in a manner similar to a pooling of interests method, additional paid-in-surplus was adjusted to reflect the difference between the historical cost basis of the net assets acquired from subsidiaries of Concord and the purchase price. As described in note 1, the Company completed the Transfer of the UPI Properties to UPI on October 30, 1995 and the distribution on November 20, 1995.

Generally, the Properties serve secondary markets in the states where they are located. These small city, county seat type markets are characterized by an employment base which is predominantly light industrial, augmented by employment in the service and governmental sectors. In some cases, employment extends to the agricultural sector. Five of the Properties are located in suburbs of metropolitan areas.

On May 24, 1996, the Company recognized its position in the Wraparound Note on the property located in Roanoke, Virginia as a result of the sale of such property by its owners. The sale price was approximately $2,150,000, resulting in a book gain of $393,768 to the Company. In conjunction with the sale of such property, Centaur Leasing Company, Inc., a wholly-owned subsidiary of the Company ("Centaur"), and the Lessor on the Master Lease on such property, cancelled the Master Lease.

On November 1, 1996, the Company recognized its position in the Wraparound Notes on the property located in Southington, Connecticut as a result of the sale of such property by its owners. The sale price was approximately $2,745,000, resulting in a book loss of $127,020 to the Company. In conjunction with the sale of such property, Centaur cancelled the Master Lease.

4.  Milestone Asset Management, Inc.

In August 1993, MAMI was formed as a wholly owned subsidiary of the Company. MAMI has been focusing on investment opportunities available by purchasing issues of Certificates. The Certificates represent a beneficial ownership interest in a trust fund which consists of mortgage loans made on various property types including office, retail, multifamily, warehouse/industrial and hotel. The right to receive distributions of principal and interest are subordinate to such rights of all classes senior to the respective Certificates, and are superior to the rights of all classes subordinate to the respective Certificates.

In accordance with SFAS No. 115, the Certificates have been classified on the Consolidated Balance Sheet as available-for-sale. Accordingly, a net unrealized holding loss of $220,396 (net of a tax benefit of $151,552) at December 31, 1996 has been included as a separate component of stockholders' equity. The Certificates are not registered under the Securities Act of 1933, as amended, or under any state securities laws. Therefore, there are restrictions on the future sale or transfer of these Certificates.

The following table illustrates certain data for the years ended December 31, 1996 and 1995 with respect to the purchases of the Certificates (table amounts in thousands):

                                                                        Certificate   Certificate   Loan         Equity
                   Date of Purchase          Certificate Description      Rating (4)   Amount (5)  Amount (5)    Amount (5)
                   ----------------          -----------------------      ---------    ---------   ---------     ---------
                   March 23, 1995       Nomura Series 1994-MDII ("MDII")      BB        $  4,567    $  3,424      $  1,143
                   May 25, 1995 (1)     Nomura Series 1994-MDIII ("MDIII")    B           11,407       8,047         3,360
                   December 8, 1995 (2) Nomura Series 1994-MDI ("MDI")        B           12,282       8,476         3,806
                   March 25, 1996       MLMI Series 1995-C1 ("MLMI")          BB           8,452       6,339         2,113
                   August 22, 1996 (3)  Nomura Series 1996-MDV ("MD-V")       B           11,690       8,183         3,507

         (1) Proceeds from the sale of MDI on May 25, 1995 were used to purchase MDIII (see table of dispositions below).

         (2) Proceeds from the sale of MDIII on December 8, 1995 were used to purchase MDI (see table of dispositions below).

         (3) Proceeds from the partial sale of MD-1 on August 22, 1996 were used to purchase MD-V (see table of dispositions below).

         (4) The Certificate rating was determined by at least one of the following: Standard & Poor's Rating Group, Duff & Phelps Credit Rating Company, or Fitch Investors Services.

         (5) MAMI purchased the Certificates with a combination of cash and financing from Nomura and MLMI (see note 10). The fourth column, titled Certificate Amount, lists the gross price MAMI paid the seller for each security. The Loan Amount, listed in the fifth column, is the amount of financing obtained at the time of purchase. The Equity Amount, in the last column, is the Certificate Amount, less the Loan Amount, which represents the cash paid by MAMI for the Certificates.

The following table illustrates certain data for the years ended December 31, 1996 and 1995 with respect to the dispositions of Certificates (table amount in thousands):


                                                                                Certificate  Payment of
                                                                  Certificate   Disposition    Loan        Equity       Gain
                Date of Disposition    Certificate  Description    Rating (5)    Amount (6)  Amount (6)    Amount (6)  (Loss) (6)
                -------------------    ------------------------   -----------   -----------  -----------   ----------   ---------
              May 25, 1995 (2)       Nomura Series 1994-MDI ("MDI")      B      $11,646      $7,869        $3,777       $726
              August 4, 1995 (1)     Nomura Series 1994-MDII ("MDII")    BB         189         142            47          5
              September 5, 1995 (1)  Nomura Series 1994-MDII ("MDII")    BB         908         681           227         23
              November 6, 1995 (1)   Nomura Series 1994-MDII ("MDII")    BB         292         219            73          7
              December 8, 1995 (3)   Nomura Series 1994-MDIII ("MDIII")   B      12,214       8,391         3,823        801
              August 22, 1996 (4)    Nomura Series 1994-MDI ("MDI")       B      11,706       8,038         3,668       (576)
              September 19, 1996     Nomura Series 1994-MDII ("MDII")    BB       3,178       2,233           945          1
              October 25, 1996       MLMI Series 1995-C1 ("MLMI")        BB       8,700       6,389         2,311        248

         (1) Prepayment of a portion of the principal amount of the Certificate.

         (2) Proceeds from sale of MDI were used to purchase MDIII on May 25, 1995 (see table of purchases above).

         (3) Proceeds from sale of MDIII were used to purchase MDI on December 8, 1995 (see table of purchases above).

         (4) Proceeds from the partial sale of MDI were used to purchase MD-V on August 22, 1996 (see table of purchases above).

         (5) The Certificate rating was determined by at least one of the following: Standard & Poor's Rating Group, Duff & Phelps Credit Rating Company, or Fitch Investors Services.

         (6) MAMI paid down the corresponding financing when it sold Certificates and when it received principal prepayments on the Certificates. The fourth column, titled Certificate Disposition Amount, lists the gross amounts MAMI received from sales of Certificates and from the prepayment of a portion of the principal balance of a Certificate. The prepayments represent pass-throughs of certain principal payments on the underlying loans in the pools. Payment of Loan Amount, listed in the fifth column, is the amount MAMI paid towards the reduction in financing at the time of sale or principal prepayment. The Equity Amount, listed in the sixth column is the net cash received by MAMI at the time of sale or principal prepayment, and is equal to the Certificate Disposition Amount less the Payment of Loan Amount. The Gain

              Amount in the last column, which represents the realized gain on the disposition of the Certificates. The Gain Amount is equal to the Certificate Disposition amount less the cost basis of the Certificate.

The following table illustrates certain data with respect to the Company's positions in the Certificates as of December 31, 1996 (dollar amounts in thousands for table and note (3)):

                                                                   Nomura     Nomura
                                                                  MD-I (4)     MD-V         DLJ           Total
                                                                  -------      ----         ---           -----
                         Principal Balance                         $12,089    $16,700       $13,560        $42,349
                         Unamortized Discount (1)                    1,863      4,973         2,577          7,550
                         Fair market value at (2)                    9,611     11,920        10,784         32,315
                           December 31, 1996
                         Unrealized holding gain/(loss) at            (692)       193           127           (372)
                         December 31, 1996 (3)
                         Coupon rate                               11.1402%      8.63          8.10%            -
                         Maturity date                             3/15/18    4/13/36       6/18/04             -

         (1) The discount on the Certificates is being amortized into income over the term of the Certificates using the interest method.

         (2) The Certificates are not readily marketable and there exists no independent fair value information. The fair market value estimate has been determined based on quotations received from Nomura and DLJ. Because of the inherent uncertainty of valuation, the estimates may differ from the values that would have been used had a ready market existed for the Certificates.

         (3)  The tax effect of the unrealized loss is $151,552.

         (4) The rating for such security was changed from B to B- in December 1996. (See note 17)

To attempt to reduce the interest rate risk associated with holding the Certificates, and concurrent with the acquisition of certain Certificates, the Company entered into transactions to protect against interest rate risk. The Company has sold short U.S. Treasury Notes (the "Hedge"). As a result, the Hedge lowers the interest rate risk of holding the Certificates over time. However, as discussed below, the risks associated with holding the Certificates are dependent upon additional market factors and not merely interest rate fluctuations. Therefore, the Hedge is not highly correlated with respect to risk regarding the Certificates. Accordingly, unrealized holding gains of $1,217,186 and unrealized holding losses of $4,137,225 on the Hedge have been recognized in the Statement of Operations for the years ended December 31, 1996 and 1995, respectively. Such accounting treatment could allow for periodic fluctuations in the Company's net income. U.S. Treasury Notes sold short represent obligations of the Company to deliver at a future date U.S. Treasury Notes by repurchasing them at the then prevailing market prices. Accordingly, the Company is exposed to an off-balance sheet risk that potential future market price increases will cause the ultimate amounts paid by the Company to purchase the U.S. Treasury Notes and thereby satisfy their purchase obligation to exceed the amount presently recorded in the Consolidated Balance Sheet.

The Company invested the proceeds of the Hedge in a reverse repurchase transaction. The reverse repurchase agreement provides that the Company will receive interest at the reverse repurchase rate at a variable rate of interest. The reverse repurchase agreements have variable interest rates based on the reverse repurchase rate set by Nomura and DLJ. The interest rates on the Nomura and DLJ reverse repurchase agreements at December 31, 1996 were 5.10% and 5.00%, respectively.

The Nomura and DLJ loans (see note 10) require the Company to maintain certain loan-to-value ratios on its borrowings associated with the Certificates. Therefore, on a monthly basis, cash may be received by the Company or may be required to be paid by the Company on the Nomura and DLJ loans because of fluctuations in the market value of the Certificates. The Company was required to pay down $1,483,284 on the Nomura, DLJ and Merrill Lynch Mortgage Investors ("MLMI") loans for the year ended December 31, 1996 because of decreases in the fair market value of the Certificates and received cash of $2,423,635 for the year ended December 31, 1995 because of increases in the fair market value of the Certificates. The Company made the 1996 pay downs by primarily receiving corresponding advances on the unrealized gain on the U.S. Treasury Notes sold short from Nomura and DLJ. To the extent that market value changes in the Certificates and the Hedge are not offset in the future, cash may be required from other sources of the Company to satisfy any cash requirements.

In addition to interest rate risk, there is market risk associated with holding the Certificates including (a) the uncertainty of cash flow to meet fixed or variable obligations, (b) adverse changes in general and local economic conditions, (c) credit risks, (d) the unavailability of financing, which, among other things, may make the operation, sale or refinancing of a property more difficult or unattractive, (e) vacancy rates, (f) operating ratios and costs,
(g) regulatory requirements, including zoning, rent control and real and personal property tax laws, rates and assessments, (h) environmental concerns,
(i) project and borrower diversification, (j) vandalism, (k) uninsured losses and (l) a non-recourse underlying mortgage status. In addition, commercial properties often involve a single user or tenant, or relatively few tenants. Commercial property specifications may be tailored to the requirements of particular users or tenants and, accordingly, it may be difficult, costly and time-consuming to liquidate such properties or attract new tenants.

The properties that serve as security for the mortgages collateralizing the Certificates are located in thirty-eight states throughout the United States. In only one state, New York, does there exist more than a 10% concentration of the properties collaterizing the underlying mortgage balance, equaling approximately 14%.

The following table illustrates the property types that serve as security for the mortgages collateralizing the Certificates.

         Property Type           Total Certificates at Par   Percent

         Office                         $  2,338,000           5.52%
         Retail                           13,332,906          31.48
         Multifamily                      13,560,000          32.02
         Warehouse/Industrial                835,000           1.97
         Hotel                            12,283,094          29.01
                                        ------------         -------
                                         $42,349,000         100.00%
                                        ==-=========         ======

5.  Property and Improvements

Property and improvements at December 31, 1996 consisted of the following:

            Land                                     $ 1,030,000
            Building                                  23,191,311
            Leasehold Improvements
            and Equipment                                429,458
                                                     -----------
                                                     $24,650,769
            Less:  Accumulated Depreciation
                   and Amortization                   (5,766,302)
                                                     ------------
            Total                                    $18,884,467
                                                     ============

6.  Investment in Wraparound Notes

Investment in Wraparound Notes represents notes due from limited partnerships (the "Partnerships") which had previously been syndicated by Concord and certain of its affiliates. Certain directors and officers of the Company are also directors, officers and controlling stockholders of the general partner of each of the Partnerships. The syndication of a Partnership by Concord typically involved the sale of a property (the "Concord Property") owned by Concord to the Partnership for cash and a non-recourse promissory note (the "Wraparound Notes"), payment of which was secured by the Underlying Property. The Wraparound Notes were subordinate to the Underlying Property Mortgage Debt ("the Underlying Debt") (see note 9) of the Concord Property. Concord then master leased (the "Master Lease") the Concord Property back from the Partnership for a fixed annual rental fee which entitled Concord to all rents under the tenant operating leases. Concord was required to satisfy all other landlord obligations.

Upon sale of the Underlying Property, proceeds are initially applied to satisfy the Underlying Debt, and the balance, to the extent proceeds are available, is divided between a preferred return to the Partnership's limited partners and then repayment of the Wraparound Note. (See note 16)


Pursuant to the Acquisition (see note 1), the Company acquired 35 Wraparound Notes, assumed the Underlying Debt and was assigned the interest in the Master Leases (see note 8). In fiscal year 1996, the Company recognized its position in the Wraparound Notes on two properties as a result of the sale of such property by its owners. At December 31, 1996, the Company held 39 Wraparound Notes with a carrying value of $71,431,945. For the year ended December 31,1996, the Wraparound Notes carrying value was written down by $189,853. The Partnerships are obligated to make fixed payments of principal and interest on the Wraparound Notes. Such payments approximate the Master Lease obligations. The payments received by the Company are used to make the Master Lease payments to the Partnerships.

The scheduled principal receipts of the Wraparound Notes are as follows (dollar amounts in thousands):

         Year Ending
         December 31
         -----------
                 1997                                     $    3,696
                 1998                                          4,085
                 1999                                          5,990
                 2000                                         41,864
                 2001                                            421
        Thereafter (excluding                                 15,376
        $11,202 of the
        original issue discount)                          ----------
                 Total                                    $   71,432
                                                          ==========

The Wraparound Notes have maturities ranging from 1998 to 2016.

Wraparound Notes balances at December 31, 1996 and the respective Underlying Property locations have been aggregated as follows (dollars in thousands):

                 Underlying                         Wraparound
                 Property                              Notes
                 Location                         Carrying Amount
                 ----------                       ----------------
                 Alabama                           $ 5,209
                 Florida                             3,426
                 Illinois                            4,182
                 Kentucky                           17,994
                 Louisiana                           4,165
                 Massachusetts                         915
                 Mississippi                         4,187
                 Nebraska                            2,227
                 New Hampshire                       1,053
                 New York                            4,574
                 Ohio                               10,075

                 Pennsylvania                        6,079
                 Tennessee                           4,576
                 Virginia                            1,079
                 Wisconsin                           1,691
                                                   -------
                    Total                          $71,432
                                                   =======

Included in the Wraparound Notes carrying amount is $10,234,346, which represents the non-discount portion, and $11,202,305, which represents the discount portion, of certain original issue discount mortgage notes (the "Discount Notes"). The carrying value of the Wraparound Notes exclude such discount portion of the Discount Notes. The Partnerships are obligated to make fixed payments on the non-discount portion of the Discount Notes and are not obligated to make any principal payments on the discount portion of the Discount Notes. The Company does not recognize income from the discount portion of the Discount Notes due to uncertainty regarding the realization of such amounts.

Each of the Wraparound Notes gives the Company a lien on the Underlying Property as well as the Partnership's interest in the Master Lease. The Wraparound
Notes are subordinate to the Underlying Debt (see note 9).

The Underlying Debt of $2,325,000 for the Property located in Prattville, Alabama ("the Prattville Property") came due in July 1996. The mortgagor extended the balance due to December 1996. Although the Underlying Debt on the Prattville Property has not been paid off, regular monthly debt payments have been made by the Company through February 1997.

On March 3, 1997, the mortgagor stated its intention to commence foreclosure proceedings. As of March 12, 1997, the Company terminated, by written notice, the Master Lease on the Prattville Property (the "Prattville Lease"). As a result of such termination, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Prattville Property to Ivy Ridge Plaza Associates ("IRPA"), the landlord under the Prattville Lease and IRPA assumed all of the Company's related obligations under the Prattville Lease.

7.  Investment in Affiliate

Investment in affiliate represented the Company's investment in shares of UPI preferred stock, par value $.01 per share and $10 per share redemption value (the "UPI Preferred Stock"). The Company was entitled to receive a dividend on the UPI Preferred Stock at a rate per annum initially set at 9%. Each dividend was fully cumulative and was scheduled to accrue through January 31, 2002 (the "Dividend Period"), provided that the outstanding shares of the UPI Preferred Stock were not redeemed in full prior to January 31, 2002. The dividend rate decreased from 9% to 8% per annum because UPI met a redemtion schedule of at least $270,833 of the UPI Preferred Stock per quarter for 1996.

On March 22, 1996, UPI redeemed 200,000 shares of the UPI Preferred Stock held by the Company at $10.00 per share plus an amount equal to the accrued and unpaid dividends thereon for a total redemption price of approximately $2,040,000.

On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, the 356,400 shares of UPI Preferred Stock, which the Company owned as of the date of the UPI Merger were converted into 356,400 shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares"). The terms of the Kranzco Series C Shares are similar to the terms of the UPI Preferred Stock, since the Kranzco Series C Shares (i) have the same redemption price and liquidation preference and price ($10 per share) as the UPI Preferred Stock, (ii) pay cumulative dividends at the rate paid on the UPI Preferred Stock as of the date of the UPI Merger (8%), and (iii) are required to be redeemed ratably on a quarterly basis over a two-year period from the date of the UPI Merger, as compared to the UPI Preferred Stock, which was not required to be redeemed until the year 2002 (although UPI could have, at its option, redeemed shares of UPI Preferred Stock at any time).

   8.  Leases

As Lessor

The Properties have gross leasable area of approximately 2,935,493 square feet of which approximately 95% was leased as of December 31, 1996.

Minimum base rental income under tenant lease agreements relating to the Properties having remaining lease terms ranging from one to twenty years at December 31, 1996 is as follows (dollar amounts in thousands):

           Year Ending
           December 31
           -----------
               1997                       $11,187
               1998                        10,255
               1999                         9,799
               2000                         8,701
               2001                         8,133
            Thereafter                     32,151

                 For the year ended December 31, 1996, no tenant accounted for more than 10% of the Company's gross revenues; K-Mart, however, accounted for approximately 28% of base rental revenues in 1996, and is scheduled to pay 27% of the 1997 total base rentals.

As Lessee

Minimum rental expense under the Master Leases, having original lease terms ranging from five to twenty-three years, at December 31, 1996 is as follows (dollar amounts in thousands):


           Year Ending
           December 31
           -----------
               1997                     $ 14,176
               1996                       14,176
               1999                       12,739
               2000                        2,670
               2001                        2,670
            Thereafter                    37,458

Although the Company's lease payments are not contingent upon receiving rent from the Properties, such payments are expected to be made from such receipts and the receipt of interest and principal payments from the Wraparound Notes (see note 6).

As of April 30, 1996, the Company terminated, by written notice, the Master Lease on the Property located in Chili, New York (the "Chili Lease"). As a result of the termination of the Chili Lease, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Chili Property to Valley Plaza Associates ("VPA"), the landlord under the Chili Lease, and VPA assumed all of the Company's related obligations under the Chili Lease. Neither VPA nor the Company have made the full required payment on the underlying mortgage loan for such Property located in Chili, NY since May 1, 1996. VPA has made certain partial payments. Such payments have been credited against the Wraparound Note.

9.  Mortgages and Notes Payable

The mortgages and notes payable are non-recourse to the Company and are collateralized by the Properties. Notes payable consist of purchase money notes payable. The mortgages and purchase money notes payable were assumed by the Company in connection with the Acquisition.

The scheduled principal payments of the mortgages and notes payable at December 31, 1996 are as follows (dollar amounts in thousands):

              Year Ending
              December 31
              -----------
                 1997                   $   2,862
                 1998                       6,038
                 1999                       3,097
                 2000                       3,436
                 2001                       3,662
            Thereafter                     55,330
                                         --------
               Total                     $ 74,425
                                         ========

The interest rates on the mortgages and notes payable range from 5.75% to 13.5%.

The mortgages and notes payable and related terms at December 31, 1996 for the Properties are summarized as follows (table and note (3) dollar amounts in thousands):

                                                      Amortization
                                                       Provisions
                                                       (Monthly
                                                       Payment of
                                                        Principal
                                                          and
                              Principal                 Interest
                              Balance                    Stated
                              December 31   Interest    in Actual
    Property/Location          1996         Rate (%)    Dollars)       Date (4)
    -----------------         -----------   --------   -----------    ----------
    Dubois, PA                $ 1,572           7.00   $      (1)     12/01/2006
    Franklin Township, PA       1,535           6.00          (1)     02/15/2007
    Clarksville, TN             1,675      6.00-6.80          (1)     10/01/2006
    Clarksville, TN                52          12.00         var      10/01/1998
    Montgomery, AL              1,337           8.75      14,500      04/01/2007
    Paris, TN                     616          13.50       8,859      04/01/2008
    Paris, TN                      35           9.00       3,296      01/01/1999
    Paris, TN                     356           9.25       8,467      07/01/2000
    Chili, NY                   1,477           9.63      21,687      08/01/2004
    South Williamson, KY       15,168           9.00     144,833      10/01/1998
    Savannah, TN                  370           9.50       6,612      02/01/2003
    Danville, IL                  542          9.625       9,663      09/01/2002
    Warsaw, VA                    845          13.13      11,373      10/01/2009
    Southwick, MA                 821          11.50       9,857      01/01/2011
    Walpole, NH                   821          11.50       9,857      01/01/2011
    Baton Rouge, LA             2,212          12.00      33,583      12/01/2005
    Palatka, FL                 1,256          12.00      17,247      11/01/2007
    Prattville, AL              2,314          11.00      24,042       7/01/1996
    Vestivia Hills, AL            811          13.00      13,759      11/01/2004
    Columbus, NE                1,412          12.00      17,201      09/01/2010
    Columbus, NE                   66           9.50         697      09/01/2010
    Hamilton, NY                  849          13.13      11,373      12/01/2009
    Bend, OR                   17,409           9.00     148,925(5)   06/01/1998(3)
    Zanesville, OH              1,253           9.50      14,295      06/01/1998
    Deland, FL                  1,015           8.87      14,016      04/01/2003
    Rochester, NY               1,237           9.25      15,992      01/01/2002
    Janesville, WI              1,066           9.00      14,060      08/01/2002
    Janesville, WI                126           9.00       1,529(6)   08/01/2007
    Marietta, OH                2,177      5.75-6.70          (1)     03/15/2007
    Marietta, OH                   54          12.00         var      09/15/1998
    Marion, OH                  1,880      5.75-6.70          (1)     02/01/2007
    Marion, OH                     53          12.00         var      08/01/1998
    Mt. Pleasant, PA            1,450           6.50          (1)     05/01/2007
    Mt. Pleasant, PA               63          12.00         var      11/01/1998
    North Canton, OH            2,182           9.00      21,669      10/01/2012
    Owensboro, KY               1,674           8.00          (1)     12/01/2007

    Owensboro, KY                 128          12.00         var      12/31/2015
    Quincy, IL                  3,143           7.75      27,912      07/01/1998
    Natchez, MS                 1,888          12.50          (2)     04/01/2007
    Streetsboro, OH             1,485      6.35-6.70          (1)     12/01/2006
                              -------
    Total Balance             $74,425
                              =======

          (1) Principal and interest serviced through a bond fund with variable semi-annual payments.
          (2) Monthly payments of principal and interest equal to available cash flow.
          (3) At maturity, the mortgagee is entitled to 50% of (i) the property's value (as determined by sale or appraisal) less
                  (ii) the outstanding balance plus $1,500,000.
          (4) Certain mortgages and notes contain various terms regarding prepayment penalties.
          (5)     Plus 67% of annual cash flow.
          (6)     Monthly payments subject to available cash flow.

10. Loans Payable

Loans payable collateralized by repurchase agreements to Nomura and DLJ in connection with the purchase of the Certificates (see note 4) are summarized as follows as of December 31, 1996 (dollars amounts in thousands):

                                           Loans             Loans             Loans            Loans
                                          Payable           Payable         Payable DLJ      Payable DLJ
                                            MDI               MDV            B2 Cert.          B3 Cert.          Total
                                         --------          --------        ------------     -------------        -------
Balance at December 31, 1996            $6,745             $8,334            $3,548           $5,202               $23,829

Net Principal Receipts                  (1,701)               152                47               34                (1,468)
 (payments) Year Ended
  December 31, 1996

Loan to value ratio                         70%                70%               80%              75%                   --
Interest rate                       LIBOR+1.75%        LIBOR+1.75%       LIBOR+0.75%       LIBOR+1.0%                   --
Due date                                    (1)                (1)               (2)              (2)                   --

  (1) One year, renewable for one year every three months, due with minimum nine months remaining.

  (2) Three months, due with minimum three months remaining.

11. Capital Stock

The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock.

The shares of Common Stock are entitled to one vote per share. The Series A Preferred Stock has limited voting rights. On December 21, 1995 the conversion ratio for the Series A Preferred Stock was adjusted to provide for the receipt of one share of Common Stock upon the conversion of .91 shares of Series A Preferred Stock. Previously, the conversion ratio was 1.6 shares of Series A Preferred Stock for one share of Common Stock. The new conversion ratio, which was effective as of November 1, 1995, was determined pursuant to the Certificate of Designations for the Series A Preferred Stock, which required the adjustment to be made in connection with the Distribution.

The holders of Series A Preferred Stock are no longer entitled to receive a cumulative quarterly dividend at the rate of $.78 per share per year. The dividend was cumulative through September 30, 1995 and is non-cumulative thereafter. The final quarterly dividend for 1995 of $.195 was paid on February 15, 1996 to stockholders of record of the Series A Preferred Stock as of the close of business on December 29, 1995. No such quarterly dividends have been declared or paid since such time.


Pursuant to the Settlement (as discussed and defined in note 16), the Company paid to certain current and former holders of Series A Preferred Stock, among other payments, for the year ended December 31, 1995 (a) $289,588 to class members who have previously sold and not reacquired their shares of Series A Preferred Stock as of the date of the Settlement, and (b) four quarterly dividends totaling $2,732,243 in 1995.

In May 1994, the Common Stockholders approved the adoption of the 1993 Employee Stock Option Plan (the "Employee Stock Option Plan"). The total number of shares of Common Stock of the Company which may be issued pursuant to the exercise of options granted under the Employee Stock Option Plan is 300,000. The Compensation Committee of the Board of Directors made initial grants in December 1993 under such plan totaling 153,000 options which are exercisable for 153,000 shares of Common Stock at a per option exercise price of $4.75. Options granted under the Employee Stock Option Plan expire on the tenth anniversary of the date of their grant, or upon termination of the grantee's employment with the Company. During the year ended December 31, 1996, 7,000 such options were cancelled upon resignation of an employee.

In May 1994, the Common Stockholders also approved the adoption of the 1993 Non-Employee Director Stock Option Plan ("the "Non-employee Director Stock Option Plan"). Options granted under such plan expire on the tenth anniversary of the date of their grant, or upon the grantee's removal or resignation from the Board of Directors. The exercise price for each option granted under the Non-employee Director Stock Option Plan is determined by averaging the high and low trading prices of the Common Stock as reported on the New York Stock Exchange on the date of such options. Under the Non-employee Director Stock Option Plan, the Company granted 2,500 options to each non-employee director in each of 1994 (upon the adoption of the plan), 1995 and 1996 at a per option exercise price of $4.75, $4.375 and $1.6875, respectively. As of December 31, 1996, all of the non-employee director options granted in 1993 an 1995 are exercisable and none of the non-employee director options granted in 1996 are exercisable. Pursuant to such plan, each non-employee director was granted 2,500 options upon adoption of such plan in 1994 and is granted 2,500 options at each annual meeting of the stockholders of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS 123 requires expanded disclosure of stock-based compensation arrangements with employees, and encourages, but does not require compensation cost be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards.

No options have been exercised and, other than the options granted under the Non-employee Director Stock Option Plan, no options have been granted during the years ended December 31, 1996 and 1995. As such, in accordance with SFAS

No. 123, net loss and deficit per share of common stock for each of the years ended December 31, 1996 and 1995 have not been disclosed on a pro-forma basis.

Certain information relating to the options granted and outstanding under the Employee Stock Option Plan and the Non-employee Director Stock Option Plan during the years ended December 31, 1996 and 1995 is presented below:

                                                     Year Ended                             Year Ended
                                                  December 31, 1995                       December 31, 1996
                                            ----------------------------------------     -------------------------------------
                                               Number of          Weighted  Average      Number of          Weighted  Average
                                                Options            Exercise Price         Options            Exercise Price
                                            -------------          -----------------     -----------          ----------------
Outstanding at January 1                        160,500            $      4.75             161,000           $      4.73
Granted                                           7,500                   4.375              7,500                  1.6875
Exercised                                             0                                          0
Forfeited                                        (7,000)                  4.75                   0
                                              ---------                                -----------
Outstanding at December 31                      161,000                   4.73             168,500                  4.60
                                              =========                                 ==========
Options exercised at December 31                      0                                          0
                                              =========                                ===========

                                     F-18

12. Income Taxes

    The Company recognizes deferred taxes for the temporary differences between the tax bases of its assets and liabilities and the amounts reported in the financial statements at enacted statutory rates.

    The provision for income taxes consists of the following:

Current Tax:                          1996             1995
                                      ----             ----
  Federal                          $ 524,317         $3,293,167
  State and other                    123,069            957,936
                                   ---------        -----------
    Total current                    647,386          4,251,103
                                  ----------        ----------
Deferred Tax:

  Federal                            (11,894)        (3,049,311)
  State and other                   (269,054)          (885,284)
                                  ----------        -----------
       Total deferred               (280,948)        (3,934,595)
                                  ----------        -----------

Total provision for income taxes   $ 366,438          $ 316,508

                                  ==========        ===========

Temporary differences between the amount reported in the Financial Statements and the tax bases of assets and liabilities result in deferred taxes. There was an increase in the valuation allowance of $1,355,576 for the year ended December 31, 1996. Realization of remaining deferred tax assets is dependent, in part, on generating sufficient taxable income in the future. Although realization is not assured, the Company believes that it is more likely than not that such deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Deferred tax assets and liabilities at December 31, 1996 and 1995 were as follows:

Deferred Tax Assets:                             1996               1995
                                                 ----               ----
  Acquisition Costs                            $ 1,078,538       $ 1,128,897
  Unrealized holding loss on U.S. Treasury
    Notes sold short                               517,553         1,116,073
  Principal Amortization on Wraparound Note      2,210,868           341,546
  Unrealized Holding Loss on Available for
    Sale Securities                                146,531                 0
  Other                                            766,167           350,086
                                               -----------       -----------

  Gross deferred tax assets                      4,719,657         2,936,602

  Less:  Valuation allowance                    (1,355,576)                0
                                               -----------       -----------
  Gross deferred tax asset net of
      valuation allowance                        3,364,081         2,936,602
                                               -----------       -----------
  Deferred Tax Liabilities:
  Accelerated depreciation                          91,208            91,208
  Unrealized holding gain on available for
    sale securities                                      0           565,988
                                               -----------       -----------
  Gross deferred tax liabilities                    91,208           657,196
                                               -----------       -----------
  Net deferred tax asset                       $ 3,272,873       $ 2,279,406
                                               ===========       ===========

The provision for total income tax differs from the amount obtained by applying the statutory federal income tax rate to pre-tax income for the following reasons:

                                                 1996              1995
                                                 ----              ----
Amount computed on pre-tax income               (35.0)%           (35.0)%

Increase (Decrease) in taxes:
Increase in taxes from State and other
  taxes net of Federal tax benefit               (5.2)              9.7

Valuation Allowance                              55.9                 0
Non-deductible Acquisition Costs                 ----              90.2
Other                                             1.6              (0.6)
                                                 ----              ----
                                                 17.3%             64.3%
                                                 ====              ====

13. Fair Values of Financial Instruments

SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for certain of its financial instruments. The following estimated fair values were determined by the Company using available market information and valuation methodologies considered appropriate by Management. However, considerable judgement is necessary to interpret and apply market data to develop specific fair value estimates for given financial instruments, and the use of different market assumptions and/or estimation methodologies could have a material effect on reported fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the Company's financial instruments.

Cash and cash equivalents, accounts and loan receivables and accounts payable and accrued expenses are reflected in the Consolidated Balance Sheet at amounts considered by Management to reasonably approximate fair value due to their short-term nature. The Company estimates the fair value of its long-term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 1996, the carrying value of the notes and mortgages payable and the fair value of such instruments was not considered to be significantly different.

The fair value of the Wraparound Notes has been estimated by Management based on the estimated fair value of the Underlying Properties. At December 31, 1996, the fair value of the Wraparound Notes was estimated to be $80,643,928 compared to a carrying amount of $71,431,945.

For the investment in UPI Preferred Stock the estimated fair value, which approximates the carrying amount, is based on the applicable mandatory redemption price and the dividend interest rates and is evaluated using interest rates currently offered on like securities with similar remaining maturities.


The fair value estimates presented herein are based on information available as of December 31, 1996. Although Management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive reevaluation has not been performed for purposes of these financial statement disclosures and current estimates of fair value may differ significantly from the amounts presented herein.

14. Related Party Transactions

The Company is a party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services and assists Concord in the management of Concord Properties for a fee, of $25,000 per month. The services include overseeing all financing, acquisitions, dispositions and operational functions of the relevant Concord Properties. The operational functions include procuring and maintaining insurance, leasing, supervising and administering expansion and maintenance projects, and performing all other necessary services for maintaining the Concord Properties involved. The Management Agreement is renewable annually. Affiliates of Concord engaged in real estate brokerage activities may receive brokerage or leasing commissions in connection with the purchase, sale or leasing of properties by the Company. In February 1992, the Management Agreement was amended (the "Amended Management Agreement") to make available to Concord certain personnel of the Company, in connection with which Concord will be required to reimburse the Company based on the hourly wage rate of such personnel.

Pursuant to the Amended Management Agreement, the Company provided Concord with office space and general office services and made available certain of its personnel in connection with which Concord is required to reimburse the Company based upon the hourly wage rate of such personnel. In January 1996 the amended Management Agreement was amended to reduce the monthly fee paid by Concord to $12,500, to reduce the amount reimbursed by Concord for office space and general office services and eliminate the computer related services provided by the Company; such changes were made in order to reflect actual usage of such services following the acquisition of the property management business from Concord by the Company. For the years ended December 31, 1996 and 1995 reimbursed expenses to the Company were $280,776 and $499,806, respectively.

MPMI entered into a property management agreement (the "MPMI Agreement") on November 20, 1995 with UPI under which MPMI will perform property management and leasing services for the UPI Properties. Under the MPMI Agreement, MPMI will be paid a stated annual fee of $5,000 for each single tenant UPI Property and a fee based on a percentage of the base and percentage rental incomes for the remaining UPI Properties. The annual fee paid by UPI to MPMI under the MPMI Agreement for the years ended December 31, 1996 and 1995 was approximately $260,024 and $29,026 respectively.

On November 20, 1995, the Company entered into an agreement with UPI to provide to UPI certain management and administrative services (the "Management Services

Agreement"). Under such agreement, the Company is required to present to UPI asset acquisition opportunities consistent with the policies and objectives of UPI and to furnish UPI's Board of Directors with information concerning the acquisition, holding, performance and disposition of portfolio assets. UPI will also be provided with office space in the Company's principal executive office and the Company's employees, some of whom are executive officers of UPI, will provide all levels of employee services to UPI under the Management Service Agreement. UPI will pay the Company a fee under the Management Service Agreement of an amount equal to approximately 1.5% of the value of the UPI Properties based on each property's net operating income from the prior year. The aggregate annual fee paid by UPI to the Company under the Management Services Agreement for the year ended December 31, 1996 and 1995 was $975,807 and $125,992 respectively. (See note 7 for further discussion)

In connection with the UPI Merger, UPI terminated the MPMI Agreement and Management Services Agreement with the Company. The Company does not expect the termination of these agreements to have a materially adverse effect on the operations or financial condition of the Company.

As of December 31, 1996 the Company has recorded receivables from Concord of $599,093. Such receivables consist of management fees due to the Company and MPMI, for expense and salary reimbursements.

Concord beneficially owned 2,901,098 shares of Common Stock at December 31, 1996. Such amount includes, as of December 31, 1996, 2,698,765 shares owned by wholly-owned subsidiaries of Concord and 202,333 shares owned by two limited partnerships, the sole general partners of which are wholly-owned subsidiaries of Concord.

Concord is wholly owned by Leonard S. Mandor and Robert A. Mandor, both of whom are executive officers and directors of Concord, the Company and UPI, and both of whom may be deemed to beneficially own more than a majority of the voting stock of the Company and UPI.

15. Commitments and Contingent Liabilities

The Company's office facility in Boca Raton is subject to a noncancellable operating lease arrangement. Effective March 26, 1991, Concord assigned and the Company assumed the lease interest in the office facility. Concord remains fully liable to the landlord under the assigned lease to the Company. Pursuant to the Management Agreement (see note 14), the Company provides Concord with office space for which Concord is required to reimburse the Company. Reimbursed office space expenses for 1996 and 1995 were $86,554 and $200,481, respectively. Aggregate annual rental payments for the year ended December 31, 1996 for the Company were $752,344. Such lease will expire in December 1997, and rental payments for 1997 are expected to be $752,000.

Under a long term incentive bonus plan, the Company has accrued $818,964 for bonuses to be paid to certain officers relating to the three year period ended December 31, 1996.


Investments in real property create a potential for environmental liability on the part of the owner, operator or developer of such real property. If hazardous substances are discovered on or emanating from any of the Properties, the Company and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances. The Company is not aware of any environmental conditions that will have a material impact on its financial position or results of operations.

16. Legal Proceedings.

A lawsuit (the "Rabin Litigation") purporting to be a class action against, among others, Concord, Leonard S. Mandor, Robert A. Mandor and certain Partnerships and affiliates of Concord, was filed in September 1989 alleging various federal and common law claims relating to the sales of interests in such partnerships. In November 1991, the Rabin Litigation was settled pursuant to the terms of the court-approved settlement agreement (the "Settlement Agreement"). The plaintiffs in the Rabin Litigation have filed a Notice of Motion with the court seeking to enforce the Settlement Agreement and for declaratory and other relief. The plaintiffs assert, inter alia, that the defendants have breached the Settlement Agreement by improperly allocating transaction expenses against the payment to be made to the selling Partnerships in certain circumstances pursuant to the Settlement Agreement and have breached their fiduciary duties to the plaintiffs. Although the Company is not a party to such action, in the event that the plaintiffs are successful in their claim that certain transaction fees, costs and expenses incurred upon the sale of an Underlying Property are to be borne by the holder of the Wraparound Mortgage, the value of the Wraparound
Note would be adversely affected, although the Company does not believe the effect of a successful claim by the plaintiffs would be materially adverse to the Company. Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such event. Concord and its subsidiary can satisfy their indemnity obligation to the Company by delivery of shares of Common Stock, which for such purposes will be deemed to have a value of $7.25 per share.

In connection with the motion to enforce the Settlement Agreement, the plaintiffs in such action have alleged, in part, that the sale of Properties by the general partner (the "General Partner") of the Partnership selling Properties, was premature, without valid business justification with respect to the Partnership and a breach of the General Partner's fiduciary duty. If this aspect of the litigation is determined adversely to the General Partner (or if the General Partner agreed to a settlement restricting its ability to sell Properties prior to maturity), the ability of the General Partner to sell Partnership properties, including the Underlying Properties, prior to the maturity of the related Wraparound Note, whether by acceleration or at stated maturity, would be limited and could materially and adversely affect the Company's ability to realize upon the value of the Underlying Properties. Pursuant to the Settlement Agreement, Concord agreed to pay to the Partnerships in which the plaintiffs are limited partners a priority distribution of 11% of the net proceeds (as defined in the Settlement Agreement) of the sale of each Underlying Property, generally representing 11% of the difference between (i) the amount received by a wraparound mortgagee (i.e., the Company) in satisfaction of a Wraparound Note and certain other obligations and (ii) the

Underlying Debt balance as of December 31, 1990, including any prepayment penalties, subject to certain adjustments. As a result, upon the satisfaction of the Wraparound Note acquired by the Company in the

Acquisition, the Company may not be entitled to receive all of the proceeds thereof as a portion of the proceeds thereof may be payable to such Partnerships. Under certain circumstances generally involving a sale of a property for a price greater than the outstanding balance of the Wraparound Note, the Company, as the wraparound mortgagee, will be entitled to share in such excess proceeds up to certain predetermined amounts.

The parties have agreed in principle to a settlement of the motion to enforce the Settlement Agreement, and have submitted a proposed Stipulation and Order to the United States District Court for the Southern District of New York. Under the proposed Stipulation and Order, the plaintiffs would withdraw their breach of fiduciary duty claims and withdraw with prejudice their claim that defendants breached the Settlement Agreement by their allocation of transaction expenses from the sale of certain Properties in exchange for a payment of $600,000 from the defendants. In addition, the Stipulation and Order provides for a formula relating to the allocation of transaction expenses in connection with the future sale of Properties owned by the Partnerships, including the Underlying Properties subject to the Wraparound Note. Generally, under such formula, if a Property is sold for a price less than the sum of (a) the outstanding Wraparound Note, (b) the Permitted Additional Wrap Debt (as defined in the Settlement Agreement), and (c) the amount to be paid to the holder of the Wraparound Debt pursuant to the Settlement Agreement, then 82.25% of the transaction expenses shall be the obligation of the selling Partnership, and shall be deducted from the 11% of net proceeds (as defined in the Settlement Agreement) to be distributed to the selling Partnership, and the Company, as the holder of the Wraparound Note, would be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. In the event a Property is sold for a price in excess of the sum of (a) the outstanding Wraparound Note, (b) the Permitted Additional Wrap Debt, and otherwise, (c) the amount to be paid to the holder of the Wraparound Note pursuant to the Settlement Agreement, then the transaction expenses shall be deducted from the proceeds in excess of such existing debt, and, if such excess proceeds are not sufficient to pay all such transaction expenses, 82.25% of the balance of such transaction expenses shall be paid out of the 11% of the net proceeds distributed to the selling Partnership, and the Company would be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. As stated above, Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such events. The Company does not believe that the proposed Stipulation and Order would, if entered into, materially adversly affect the Company. There can be no assurance, however, that the parties will consumate the proposed Stipulation and Order described above or, if entered into, that the plaintiffs will not pursue the breach of fiduciary duty claims against Concord and the General Partners of the Partnerships which own the Underlying Properties which would be withdrawn under the terms of the proposed Stipulation and Order.


On March 26, 1993, the United States District Court for the Southern District of New York approved a settlement (the "Settlement") of a consolidated class action which had been filed against the Company, Concord, Leonard S. Mandor, Robert A. Mandor, certain of the Company's other present and former affiliates and Shareholder Communications Corporation, the proxy solicitation firm engaged by the Company in connection with the Merger. Further information about this litigation and the Settlement is set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 and its Proxy Statement relating to the Annual Meeting of Stockholders of the Company, held on May 27, 1994, to which reference is hereby made. Under the terms of the Settlement, the Company, among other things, was required to pay $1,360,000 in legal fees and expenses to plaintiffs' counsel over a period of three years. During the year ended December 31, 1996, the Company paid the final $215,000 of the legal fees and expenses remaining under the Settlement.

On January 30, 1996, Milestone, its Board of Directors and Concord were named as defendants in an action commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the action, the plaintiff, a Series A Preferred Stockholder purporting to bring this action on behalf of himself and other Series A Preferred Stockholders, alleges that in connection with the Acquisition, the Transfer and the Distribution, Milestone and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claims, among other things, that, as a result of such actions, Milestone will not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Properties are grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint, and after hearing arguments thereon, the Delaware Court dismissed plaintiff's claim for rescission of both the Transfer and the Distribution and reserved decision the defendants' motion to dismiss plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action, and the motion has since been scheduled for oral argument on April 15, 1997.

17. Subsequent Events

On January 23, 1997, MAMI sold its remaining $12,089,000 ownership of Nomura Series 1994-MDI B3A for $9,520,088, of which $9,392,383 was used to retire the debt associated with such security. Concurrent with the sale, MAMI closed the U.S. Treasury Note short position which it had previously established. As a result of such sale and close of the U.S. Treasury Note obligation, the Company realized a loss of approximately $1,100,000, of which, approximately $475,000 has been previously recognized in the Statement of Operations as an unrealized loss on Treasury Notes sold short and approximately $600,000 has been previously recognized in the Balance Sheet as an Unrealized holding loss-available-for-sale securities.