Form 10-Q
period 1997-03-31
MILESTONE PROPERTIES INC
filed 1997-05-14
CIK 858387

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

      For the transition period from __________________  to  _________________

                      Commission file number     1-10641


                          MILESTONE PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                     65-0158204
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)


     5200 TOWN CENTER CIRCLE, BOCA RATON  FLORIDA                    33486
--------------------------------------------------------------   -------------
           (Address of principal executive offices)                (Zip Code)


                                (561) 394-9533
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


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

Yes  X     No
    ---       ---


As of May 9, 1997, 4,200,591 shares of the registrant's common stock, par value $.01 per share, and 3,045,626 shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Part I: Financial Information
    Item 1. Financial Statements

                 MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               March 31, 1997 (Unaudited) and December 31, 1996

                                                                  March 31, 1997                  December 31, 1996
                                                                 --------------                  -----------------
Assets:
Current Assets:
    Cash and cash equivalents                                      $  5,927,138                       $  3,141,839
    Loans receivable                                                  1,560,513                          1,684,585
    Accounts receivable                                                 923,621                          1,360,621
    Accrued interest receivable                                       2,415,074                          9,646,886
    Due from related party                                              838,879                            599,093
    Prepaid expenses and other                                          219,730                            430,603
    Reverse repurchase agreements                                    24,511,876                         34,718,749
    Available-for-sale securities                                    22,647,510                         32,314,853
                                                                   ------------                       ------------

         Total current assets                                        59,044,341                         83,897,229

    Property, improvements and equipment, net                        18,749,274                         18,884,467
    Wraparound notes, net                                            66,704,262                         71,431,945
    Deferred income tax asset, net                                    2,795,816                          3,272,873
    Investment in affiliate                                           3,565,100                          3,959,433
    Management contract rights, net                                     397,089                            426,467
    Goodwill and organizational cost, net                               204,292                            222,863
                                                                   ------------                       ------------

         Total assets                                              $151,460,174                       $182,095,277
                                                                   ------------                       ------------
                                                                   ------------                       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                          $    578,697                       $  2,031,513
    Accrued interest payable                                            485,581                          1,139,941
    Master lease payable                                              3,709,902                         14,445,351
    Due to related party                                                      0                             61,688
    Current portion of mortgages and notes payable                    2,647,731                          2,862,274
    Income taxes payable                                              2,605,020                          3,250,744
    Loans payable                                                    17,295,934                         23,829,335
    Treasury notes sold short                                        24,382,900                         33,952,346
                                                                   ------------                       ------------

         Total current liabilities                                   51,705,765                         81,573,192


    Mortgages and notes payable                                      70,815,318                         71,562,942
                                                                   ------------                       ------------

         Total liabilities                                          122,521,083                        153,136,134
                                                                   ------------                       ------------

Commitments and Contingencies

Stockholders' equity:
    Common stock ($.01 par value, 10,000,000 shares
       authorized, 4,881,042 issued)                                     48,812                             47,433
    Preferred stock (Series A $0.01 par value, 10,000,000
       shares authorized, 3,056,675 shares issued and
       outstanding)                                                      30,567                             31,822
    Additional paid-in surplus                                       48,105,451                         48,105,575
    Unrealized holding gain (loss) - available-for-sale
       securities (Net of tax liability (benefit) of
       $72,795 and $(151,552), respectively)                            108,589                           (220,396)
    Accumulated deficit                                             (15,913,910)                       (15,564,873)
    Shares held in treasury - 692,591 shares at cost                 (3,440,418)                        (3,440,418)
                                                                   ------------                       ------------

         Total stockholders' equity                                  28,939,091                         28,959,143
                                                                   ------------                       ------------

         Total liabilities and stockholders' equity                $151,460,174                       $182,095,277
                                                                   ------------                       ------------
                                                                   ------------                       ------------

         See Accompanying Notes to Consolidated Financial Statements

                 MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                 (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996


                                                                               March 31, 1997        March 31, 1996
                                                                               --------------        --------------
REVENUES:
    Rent                                                                          $2,871,450            $2,939,694
    Interest income                                                                3,376,327             4,079,515
    Revenue from management company operations                                       200,691               179,711
    Tenant reimbursements                                                            357,989               348,665
    Management and reimbursement income                                              263,132               278,222
    Percentage rent                                                                   70,076                18,204
    Amortization of discount - available-for-sale securities                          89,300                60,053
    Unrealized gain on treasury notes sold short                                     403,430             1,317,238
    Loss on sale of available-for-sale securities                                   (784,122)                    0
                                                                                 -----------            ----------
    Total revenues                                                                 6,848,273             9,221,572
                                                                                 -----------            ----------
EXPENSES:
    Master lease expense                                                           3,531,826             3,963,977
    Interest expense                                                               2,263,277             2,357,620
    Depreciation and amortization                                                    193,108               183,331
    Salaries, general and administration                                             605,018               743,058
    Property expenses                                                                434,724               704,466
    Expenses for management company operations                                       285,340               236,326
    Professional fees                                                                206,938               286,701
                                                                                 -----------            ----------

         Total expenses                                                            7,520,231             8,475,479
                                                                                 -----------            ----------

(Loss) income before income taxes                                                   (671,958)              746,093

(Benefit) provision for income taxes                                                (322,921)              283,514
                                                                                 -----------            ----------

Net (loss) income                                                                $ (349,037)            $  462,579
                                                                                 -----------            ----------
                                                                                 -----------            ----------

(Loss) income per share of common stock                                          $    (0.08)            $     0.12
                                                                                 -----------            ----------
                                                                                 -----------            ----------

Weighted average number of shares of
common stock
                                                                                  4,188,451              3,793,783
                                                                                 -----------            ----------

                                                                                 -----------            ----------

         See Accompanying Notes to Consolidated Financial Statements

                  MILESTONE PROPERTIES, INC AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the Three Months Ended March 31, 1997


                                                               Common Stock           Preferred Stock          Treasury Stock
                                                            ------------------      -------------------      ------------------
                                                             Shares      Amount      Shares       Amount      Shares        Cost
                                                             ------      ------      ------       ------      ------        ----
Balance January 1, 1997                                     4,743,155   $47,433     3,182,184    $31,822     (692,591)  $(3,440,418)

Conversion of preferred stock into common stock               137,887     1,379    (125,509)      (1,255)

Net loss for the three months ended March 31, 1997

Unrealized holding gain - available-for-sale securities
                                                            ---------   -------   ---------      -------    --------   -----------
Balance March 31, 1997                                      4,881,042   $48,812   3,056,675      $30,567    (692,591)  $(3,440,418)
                                                            =========   =======   =========      =======    ========   ===========

                                                                                Unrealized
                                                                              Holding (Loss)/
                                                           Additional            Gain on
                                                            Paid-in           Available-for-       Accumulated      Stockholders'
                                                            Surplus           Sale Securities        Deficit           Equity
                                                           ----------         ---------------      -----------      -------------

Balance January 1, 1997                                    $48,105,575        $(220,396)           $(15,564,873)    $28,959,143

Conversion of preferred stock into common stock                   (124)                                                       0

Net loss for the three months ended March 31, 1997                                                    (349,037)        (349,037)

Unrealized holding gain - available-for-sale securities                         328,985                                 328,985
                                                           -----------        ---------            -------------    -----------
Balance March 31, 1997                                     $48,105,451        $ 108,589            $ (15,913,910)   $28,939,091
                                                           ===========        =========            =============    ===========


         See Accompanying Notes to Consolidated Financial Statements

                 MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996


                                                                   March 31, 1997                     March 31, 1996
                                                                   --------------                     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                               $  (349,037)                       $  462,579
    Adjustments to reconcile net (loss) income to
        net cash used in operating activities
    Depreciation and amortization                                       193,108                            183,331
    Deferred benefit taxes                                              280,032                            638,540
    Unrealized gain on treasury notes sold short                       (403,430)                        (1,317,238)
    Amortization of discount - available-for-sale securities            (89,300)                           (60,053)
    Realized loss on sale of available-for-sale securities              784,122                                  0
    Change in operating assets and liabilities net:
         Decrease in accounts receivable                                437,000                            215,264
         Increase in due from related party                            (239,786)                          (480,586)
         Decrease (increase) in accrued interest receivable           7,231,812                         (2,304,458)
         Decrease in prepaid expenses and other                         210,873                            409,569
         Decrease in accrued expenses                                (1,452,816)                          (931,487)
         Decrease in accrued interest payable                          (654,360)                          (583,951)
         (Decrease) increase in master lease payable                (10,735,449)                          3,963,972
         Decrease in income taxes payable                              (645,724)                          (423,955)
         Decrease in due to related party                               (61,688)                          (148,865)
                                                                    -----------                        -----------

         Net cash used in operating activities                       (5,494,643)                          (377,338)
                                                                    -----------                        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments on loans receivable                            124,072                             14,126
    Principal repayments on wraparound notes                          4,727,683                                  0
    Purchase of leasehold improvements                                   (9,965)                                 0
    Proceeds from the sale of available-for-sale securities           9,498,529                                  0
    Proceeds from redemption of investment in affiliate                 394,333                          2,000,000
    Purchase of available-for-sale securities                                 0                         (8,452,060)
    Proceeds from treasury notes sold short                                   0                          9,177,695
    Proceeds from redemption of reverse repurchase agreements         9,803,443                                  0
    Purchase of treasury sold short                                  (9,166,015)                                 0
    Purchase of reverse repurchase agreements                                 0                         (9,083,924)
                                                                    -----------                        -----------

         Net cash provided by (used in) investing activities         15,372,080                         (6,344,163)
                                                                    -----------                        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions paid to preferred stockholders                              0                           (666,622)
    Principal payments on mortgages and notes payable                  (962,167)                          (541,782)
    Proceeds from loans payable                                               0                          6,339,045
    Principal payments on loans payable                              (6,553,401)                          (873,388)
    Amounts received on treasury notes payable                          403,430                          1,317,238
                                                                    -----------                        -----------

         Net cash (used in) provided by financing activities         (7,092,138)                          5,574,491
                                                                    -----------                        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,785,299                         (1,147,010)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,141,839                          2,562,506
                                                                    -----------                        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 5,927,138                        $ 1,415,496
                                                                    -----------                        -----------
                                                                    -----------                        -----------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

    Cash paid during the period for interest                        $ 2,917,637                        $ 2,997,241
                                                                    -----------                        -----------
                                                                    -----------                        -----------

    Cash paid during the period for income taxes                    $    64,823                        $         0
                                                                    -----------                        -----------
                                                                    -----------                        -----------

         See Accompanying Notes to Consolidated Financial Statements

                          MILESTONE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


         The accompanying consolidated financial statements of Milestone Properties, Inc ("Milestone") and its wholly owned subsidiaries (together with Milestone, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of March 31, 1997 and 1996 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1996 has been reclassified to conform to the 1997 presentation. For further information, refer to the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

1.       Disposition of Real Estate Related Assets

         On January 23, 1997, Milestone Asset Management, Inc., a wholly-owned subsidiary of Milestone ("MAMI"), sold for $9,520,088 in a negotiated transaction, its $12,089,000 holding of Nomura Series 1994-MDI B3A (the "Certificate") which it originally purchased in April 1994. The Company received $2,852,060 in cash from the sale, and used the remaining $6,668,028 to pay of the balance of the financing associated with the Certificate. The cash generated was applied to general purposes of the Company.

         At the time of the sale of the Certificate MAMI had an outstanding U.S. Treasury Note short position in the amount of $10,000,000 associated with the Certificate which MAMI had established to mitigate interest rate risk. Concurrent with the sale of the Certificate, MAMI closed $9.5 million of the U.S. Treasury Note short position. The remaining $500,000 was reallocated to another asset.

         As a result of the sale of the Certificate and the close of the U.S Treasury Note short position, the Company realized a loss of approximately $1,100,000, of which approximately $475,00 has been previously recognized in the Statement of Operations as an unrealized loss of Treasury Notes sold short and approximately $600,000 has been previously recognized in the Balance Sheet as an unrealized holding loss on available-for-sale-securities.

         As of March 12, 1997, the Company terminated, by written notice, the Master Lease on the Prattville Property ("Prattville Lease"). As a result of such termination, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Prattville Property to Ivy Ridge Plaza Associates ("IRPA"), the landlord under the Prattville Lease and IRPA assumed all of the Company's related obligations under the Prattville Lease.

2.       Recently Issued Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. The pronouncement established standards for computing and presenting earnings per share, and is effective for the Company's 1997 year-end financial statements. The Company's management has determined that this standard will not have a significant impact on the Company's computation or presentation of net income per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         The Company is engaged in the business of owning, acquiring, managing, developing and investing in real estate and real estate related assets.

Recent Developments

         Union Property Investors, Inc. ("UPI"), a former subsidiary of the Company which was spun-off to the holders of the Company's common stock, par value $0.01 per share (the "Common Stock"), in November 1995, redeemed an aggregate of 39,433 shares of UPI's preferred stock, par value $0.01 per share (the "UPI Preferred Stock") owned by the Company between January 1, 1997 and February 25, 1997, at a price of $10.00 per share for a total redemption price of $394,333 plus the accrued and unpaid dividends on such redeemed shares.

         On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, UPI terminated its property management agreement with MPMI (the "Property Management Agreement") and its management services agreement with Milestone (the "Management Services Agreement"). The Company does not expect the termination of the Property Management Agreement and the Management Services Agreement to have a material adverse effect on the operations or financial condition of the Company. The aggregate fees paid in 1996 by UPI to MPMI and Milestone for services provided to UPI under the Property Management Agreement and the Management Services Agreement were $975,807 and $260,024, respectively.

         In connection with the UPI Merger, the 356,400 shares of UPI Preferred Stock which the Company owned as of the date of the UPI Merger were converted into 356,400 shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares"). The Company believes that the terms of the Kranzco Series C Shares are similar to the terms of the UPI Preferred Stock, because the Kranzco Series C Shares (i) have the same redemption price and liquidation preference and price ($10 per share) as the UPI Preferred Stock, (ii) pay cumulative dividends at the rate paid on the UPI Preferred Stock as of the date of the UPI Merger (8%), and (iii) are required to be redeemed ratably on a quarterly basis over a two-year period from the date of the UPI Merger, as compared to the UPI Preferred Stock, which was not required to be redeemed until the year 2002 (although UPI could have, at its option, redeemed shares of UPI Preferred Stock at any time).

         On April 30, 1997, Kranzco redeemed 44,550 shares of the Kranzco Series C Shares owned by the Company at a price of $10.00 per share for a total redemption price of $445,500 plus the accrued and unpaid dividends on such redeemed shares.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         The Company recognized a net loss of $349,037 for the three months ended Mach 31, 1997 as compared to net income of $462,579 for the same period in 1996 due to the factors:

         Revenues for the three months ended March 31, 1997 were $6,848,273, a decrease of $2,373,299, or 26%, from $9,221,572 for the three months ended March 31, 1996. Such decrease was primarily due to the net of: (1) a decrease in interest income of $703,188 resulting primarily from (a) a decrease in the number of wraparound notes to 28 for the three months ended March 31, 1997 from 32 for the same period in 1996 resulting in a decrease in interest income of approximately $225,000; and (b) a decrease in mortgage backed securities held by the Company to two for the three months ended March 31, 1997 from four for the same period in 1996 resulting in a decrease in interest income of approximately $539,000; (2) an unrealized holding gain on U.S. Treasury Notes sold short of $403,430 for the three months ended March 31, 1997 compared to an unrealized holding gain of $1,317,238 for the same period in 1996; and (3) a realized loss on the sale of available-for-sale securities of $784,122 for the three months ended March 31, 1997 compared to no such gain or loss for the same period in 1996.

         Operating expenses for the three months ended March 31, 1997 were $5,063,846, a decrease of $870,682, or 15%, from $5,934,528 for the three months ended March 31, 1996. Such decrease was primarily due to the net of: (1) a decrease in lease expense of $432,151 due to a decrease in the properties leased by the Company to 28 for the three months ended March 31, 1997 from 32 for the same period in 1996 ; and (2) a decrease in property expenses of $269,742 attributable to (a) a decrease of four properties in 1997 compared to 1996 resulting in a decrease in property expenses of approximately $75,000; (b) a decline in snow removal costs of approximately $52,000 for the three months ended March 31, 1997 compared to the same period in 1996; and (c) a decrease in insurance expense of approximately $20,000 due to a lower premium for the three months ended March 31, 1997.

          Interest expense for the three months ended March 31, 1997 was $2,263,277, a decrease of $94,343, or 4%, from $2,357,620 for the three months ended March 31, 1996. Such decrease was primarily due a decrease in the outstanding mortgage balances during the three months ended March 31, 1997.


         Depreciation and amortization for the three months ended March 31, 1997 was $193,108, an increase of $9,777, or 5%, from $183,331 for the three months ended March 31, 1996. Such increase was primarily due to approximately $200,000 of property improvement purchases made throughout 1996.

Liquidity and Capital Resources

         The Company, as the holder of 311,850 shares of Kranzco Series C Shares, is entitled to receive from the redemption of such shares, in seven equal installments over the next 21 months, an aggregate amount of cash equal to approximately $3,118,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such funds will be available to fund the Company's obligations and its real estate investment and development activities.

         The Company also expects, to the extent necessary, to have adequate sources of cash and/or cash producing assets to meet the expected future liquidity needs arising from the fluctuations of gain or loss inherent when marking-to-market, monthly, the assets and liabilities associated with the investment activities of MAMI.

         The Company has no present intention to declare or pay cash dividends on the Common Stock or the Company's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock"), in the foreseeable future. The cumulative period relating to the payment of dividends on the Series A Preferred Stock expired on September 30, 1995. If the Company declares future dividends on its Common Stock or Preferred Stock, the Company may need to obtain additional funds through equity or debt financing or other arrangements in order to fund the Company's projected operations. No assurance can be given that additional financing would be available if and when needed or on terms acceptable to the Company. In addition, the Company's existing borrowings may inhibit or result in increased costs to the Company in seeking to obtain such additional financing. Any decision as to the future payment of dividends on the Common Stock or the Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant.

         Management is not aware of any other trends, events, commitments or uncertainties, that will or are likely to materially impact the Company's liquidity.

Cash Flows

         Net cash used in operating activities of $5,494,643 for the three months ended March 31, 1997 included (1) a net loss of $349,037; (2) adjustments for non-cash items of $764,532; and (3) a net change in operating assets and liabilities of $5,910,138, compared to net cash used in operating activities of $377,338 for the three months ended March 31, 1996, which included (1) net income of $462,579; (2) adjustments for non-cash items of $555,420; and (3) a net change in operating assets and liabilities of $284,497.

         Net cash provided by investing activities of $15,082,700 for the three months ended March 31, 1997 included (1) proceeds from principal repayments on loans receivable and wraparound notes of $4,851,755; (2) purchase of leasehold improvements of $9,965; (3) proceeds from the sale of available-for-sale securities of $9,498,529; (4) proceeds from redemption of investment in affiliate of $394,333; (5) proceeds from redemption of reverse repurchase agreements of $9,803,443; and (6) purchase of repurchase agreements of $9,166,015, compared to net cash used in investing activities of $6,344,163 for the three months ended March 31, 1996, which included (1) proceeds from principal repayments on loans receivable of $14,126; (2) proceeds from redemption of investment in affiliate of $2,000,000; (3) purchase of available-forsale securities of $8,452,060; (4) proceeds from U.S. Treasury Notes payable of $9,177,695; and (5) purchase of reverse repurchase agreements of $9,083,924.

         Net cash used in financing activities of $7,092,138 for the three months ended March 31, 1997 included (1) principal payments on mortgages and notes payable of $962,167 (2) principal payments on loans payable of $6,553,401; and (3) amounts received on U.S. Treasury Notes payable of $403,430, compared to net cash provided by financing activities of $5,574,491 for the three months ended March 31, 1996, which included (1) distributions of $666,622 paid to preferred stockholders; (2) principal payments on mortgages and notes payable of $541,782; (3) proceeds from loans payable of $6,339,045;
(4) principal payments on loans payable of $873,388; and (5) amounts received on U.S. Treasury Notes payable of $1,317,238.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

                         PART II - OTHER INFORMATION

Item 1.           Legal Procedings

As previously reported, on January 30, 1996, an action was commenced in the Court of Chancery of the State of Delaware (the "Delaware Court") against the Company, its Board of Directors and Concord Assets Group, Inc. ("Concord"). Concord's executive officers and directors are also executive officers and directors of the Company. The plaintiff, a Series A Preferred Stockholder of the Company purporting to bring the action on behalf of himself and other Series A Preferred Stockholders, brought the action, seeking, among other things, damages from the Company, by reason of, among other things, (i) the Company's acquisition and assumption in October 1995 (the "Acquisition") of certain wraparound notes, wraparound mortgages and fee properties (collectively, the "Assets") from certain affiliates of Concord, (ii) the transfer (the "Transfer") to UPI on August 4, 1995 and October 30, 1995 of 16 of the Company's retail properties (the "UPI Properties"), and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to the Company's Common Stockholders on a share-for-share basis and for no consideration (the "Spin-off"). The plaintiff alleged that, in connection with the above, the Company and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations, and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of such actions, the Company would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Assets were grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint, and after hearing arguments thereon, the Delaware Court dismissed the plaintiff's claim for rescission of both the Transfer and the Spin-Off and reserved decision on the defendants' motion to dismiss the plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action, and the Delaware Court heard oral arguments on such motion on April 15, 1997. On May 12, 1997, the Delaware Court issued a decision on such motion and dismissed the plaintiff's breach of fiduciary duty and statutory claims (although the Delaware Court has allowed the plaintiff to replead the fiduciary duty claim), but did not dismiss the plaintiff's claim that the Transfer and the Spin-Off did not comply with the Certificate of Designations for the Series A Preferred Stock.


Item 6.           Exhibits and Reports on Form 8-K.

            (a) The following exhibit is included herein:

                Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the three month period ended March 31, 1997, and is qualified in its entirety by reference to such financial statements.


            (b) No reports on form 8-K were filed during the quarter for which this report is being filed.

                                  SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MILESTONE PROPERTIES, INC.
                                  --------------------------
                                       (Registrant)


Date: May 9, 1997                 /s/ Robert A. Mandor
                                  --------------------
                                  Robert A. Mandor
                                  President and Chief Financial Officer


Date: May 9, 1997                 /s/ Joan LeVine
                                  ---------------
                                  Joan LeVine
                                  Senior Vice President, Treasurer
                                  and Controller