Form 10-Q
period 1997-06-30
MILESTONE PROPERTIES INC
filed 1997-08-14
CIK 858387

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from __________________  to  _______________

                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                           65-0158204
(State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
  Incorporation or Organization)


      5200 TOWN CENTER CIRCLE, BOCA RATON  FLORIDA               33486
    ------------------------------------------------          ----------
       (Address of Principal executive offices)                (Zip Code)

                                 (561) 394-9533
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

As of August 7,1997, 4,213,368 shares of the registrant's common stock, par value $.01 per share, and 3,033,995 shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Part I: Financial Information
 Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1997 (Unaudited) and December 31, 1996

                                                                                    June 30, 1997  December 31, 1996
                                                                                    -------------  -----------------
ASSETS:
Current Assets:
    Cash and cash equivalents ..................................................   $   5,603,255    $   3,141,839
    Loans receivable ...........................................................       1,544,906        1,684,585
    Accounts receivable ........................................................         862,509        1,360,621
    Accrued interest receivable ................................................       4,542,942        9,646,886
    Due from related party .....................................................         740,735          599,093
    Prepaid expenses and other .................................................         135,773          430,603
    Reverse repurchase agreements ..............................................      25,232,500       34,718,749
    Available-for-sale securities ..............................................      23,699,225       32,314,853
                                                                                   -------------    -------------

         Total current assets ..................................................      62,361,845       83,897,229

    Property, improvements and equipment, net ..................................      18,637,821       18,884,467
    Wraparound notes, net ......................................................      66,704,261       71,431,945
    Deferred income tax asset, net .............................................       2,552,810        3,272,873
    Investment in affiliate ....................................................       3,119,599        3,959,433
    Management contract rights, net ............................................         373,008          426,467
    Goodwill and organizational cost, net ......................................         185,720          222,863
                                                                                   -------------    -------------

         Total assets ..........................................................   $ 153,935,064    $ 182,095,277
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................................   $     620,973    $   2,031,513
    Accrued interest payable ...................................................         801,622        1,139,941
    Master lease payable .......................................................       7,181,351       14,445,351
    Due to related party .......................................................               0           61,688
    Current portion of mortgages and notes payable .............................       2,926,385        2,862,274
    Income taxes payable .......................................................       2,434,373        3,250,744
    Loans payable ..............................................................      17,843,513       23,829,335
    Treasury notes sold short ..................................................      24,736,964       33,952,346
                                                                                   -------------    -------------

         Total current liabilities .............................................      56,545,181       81,573,192

    Mortgages and notes payable ................................................      69,980,985       71,562,942
                                                                                   -------------    -------------

         Total liabilities .....................................................     126,526,166      153,136,134
                                                                                   -------------    -------------

Commitments and Contingencies

Stockholders' equity:
    Common stock ($0.01 par value, 10,000,000 shares
       authorized, 4,903,605 and 4,743,155 issued
       respectively) ...........................................................          49,038           47,433
    Preferred stock (Series A $0.01 par value, 10,000,000
         shares authorized, 3,036,139 and 3,182,184
        shares issued and outstanding, respectively) ...........................          30,362           31,822
    Additional paid-in surplus .................................................      48,105,431       48,105,575
    Unrealized holding gain (loss) -  available-for-sale  securities (Net of tax liability (benefit) of $ 457,427 and
       $(151,552), respectively)................................................         685,535         (220,396)
    Accumulated deficit ........................................................     (18,021,050)     (15,564,873)
    Shares held in treasury - 692,591 shares at cost ...........................      (3,440,418)      (3,440,418)
                                                                                    -------------    -------------

         Total stockholders' equity ............................................      27,408,898       28,959,143
                                                                                    -------------    -------------

         Total liabilities and stockholders' equity ............................   $ 153,935,064    $ 182,095,277
                                                                                    =============    =============

           See accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                              June 30, 1997   June 30, 1996
                                                              -------------   -------------
REVENUES:
     Rent ...................................................   $ 2,476,066    $ 2,868,250
     Interest income ........................................     3,293,194      4,545,626
     Revenue from management company operations .............        83,751        202,908
     Tenant reimbursements ..................................       200,745        259,195
     Management and reimbursement income ....................        45,011        279,503
     Percentage rent ........................................       131,363         43,776
     Amortization of discount - available-for-sale securities        90,136         66,457
     Unrealized (loss)/gain on treasury notes sold short ....      (354,065)     1,124,295
     Gain on realization of wraparound notes ................             0        495,012
                                                                  -----------   ----------

     Total revenues .........................................     5,966,201      9,885,022
                                                                  -----------   ----------


EXPENSES:
     Master lease expense ...................................     3,445,833      3,801,156
     Interest expense .......................................     2,375,655      3,101,675
     Depreciation and amortization ..........................       187,808        180,831
     Salaries, general and administrative ...................       587,191      1,329,759
     Property expenses ......................................       458,172        507,088
     Expenses for management company operations .............       373,529        303,089
     Professional fees ......................................       228,844        327,927
                                                                  ----------    ----------
     Total expenses .........................................     7,657,032      9,551,525
                                                                  ----------    ----------

(Loss) income before income taxes ...........................    (1,690,831)       333,497

Provision for income taxes ..................................       416,309        155,511
                                                                  ----------    ----------

Net (loss) income ........................................... $  (2,107,140)   $   177,986
                                                                 ===========    ==========

(Loss) income per share of common stock ..................... $       (0.50)   $      0.05
                                                                 ===========    ==========

Weighted average number of shares of common stock ...........     4,192,211      3,793,783
                                                                 ===========    ==========

           See accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                 For the Six Months Ended June 30, 1997 and 1996

                                                               June 30, 1997    June 30, 1996
                                                               -------------    -------------
REVENUES:
     Rent ...................................................   $  5,347,516    $  5,808,214
     Interest income ........................................      6,669,521       8,625,141
     Revenue from management company operations .............        284,442         382,619
     Tenant reimbursements ..................................        558,734         607,860
     Management and reimbursement income ....................        308,143         557,725
     Percentage rent ........................................        201,439          61,980
     Amortization of discount - available-for-sale securities        179,436         126,510
     Unrealized gain on treasury notes sold short ...........         49,365       2,441,533
     Gain on realization of wraparound notes ................              0         495,012
     Loss on sale of available-for-sale securities ..........       (784,122)              0
                                                                 ------------   ------------

     Total revenues .........................................     12,814,474      19,106,594
                                                                 ------------   ------------


EXPENSES:
     Master lease expense ...................................      6,977,659       7,765,133
     Interest expense .......................................      4,638,932       5,459,295
     Depreciation and amortization ..........................        380,916         364,162
     Salaries, general and administrative ...................      1,192,209       2,072,817
     Property expenses ......................................        892,896       1,211,554
     Expenses for management company operations .............        658,869         539,415
     Professional fees ......................................        435,782         614,628
                                                                ------------    ------------

     Total expenses .........................................     15,177,263      18,027,004
                                                                ------------    ------------

(Loss) income before income taxes ...........................     (2,362,789)      1,079,590

Provision for income taxes ..................................         93,388         439,025
                                                                ------------    ------------

Net (loss) income ...........................................   $ (2,456,177)   $    640,565
                                                                ============    ============

(Loss) income per share of common stock .....................   $      (0.59)   $       0.17
                                                                ============    ============


Weighted average number of shares of common stock ...........      4,192,211       3,793,783
                                                                ============    ============

           See accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                     For the Six Months Ended June 30, 1997

                                                              Common Stock           Preferred Stock            Treasury Stock
                                                         ---------------------    -------------------        -----------------------
                                                           Shares       Amount      Shares     Amount        Shares         Cost
                                                         ---------    --------    ---------  --------       ---------   ------------

Balance January 1, 1997                                  4,743,155    $ 47,433    3,182,184  $ 31,822       (692,591)   $(3,440,418)

Conversion of preferred stock into common stock            160,450       1,605     (146,045)   (1,460)


Net loss for the six months ended June 30, 1997

Unrealized holding gain - available-for-sale securities
                                                         ---------    --------    ---------  --------       ---------   ------------

Balance June 30, 1997                                    4,903,605    $ 49,038    3,036,139  $ 30,362       (692,591)   $(3,440,418)
                                                         =========    ========    =========  ========       =========   ============


                                                                      Unrealized
                                                                      Holding (loss)
                                                         Additional   Gain on
                                                         Paid-in      Available-for-       Accumulated      Stockholders'
                                                         Surplus      Sales Securities     Deficit          Equity
                                                         ----------   ----------------     -------------    -------------
Balance January 1, 1997                                  $48,105,575  $ (220,396)          $(15,564,873)    $28,959,143

Conversion of preferred stock into common stock                 (144)                                                 0


Net loss for the six months ended June 30, 1997                                              (2,456,177)     (2,456,177)

Unrealized holding gain - available-for-sale securities                   905,931                               905,931
                                                         ------------   ---------           ------------     ----------

Balance June 30, 1997                                    $48,105,431   $ 685,535           $(18,021,050)   $27,408,898
                                                         ============   =========           ============    ===========


           See accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the Six Months Ended June 30, 1997 and 1996


CASH FLOWS FROM OPERATING ACTIVITIES                            June 30, 1997    June 30,1996
                                                                -------------   -------------
Net (loss) income ............................................  $  (2,456,177)  $     640,565
Adjustments to reconcile net (loss) income to
       net cash used in operating activities
     Depreciation and amortization ...........................        380,916         364,162
     Deferred taxes ..........................................        138,407       1,088,502
     Unrealized gain on treasury notes sold short ............        (49,365)     (2,441,533)
     Amortization of discount - available-for-sale securities        (179,436)       (126,510)
     Realized loss on sale of available-for-sale securities ..        784,122               0
     Gain  on realization of wraparound notes ................              0        (495,012)
     Change in operating assets and liabilities net:
       Decrease in accounts receivable .......................        680,112         664,089
       Increase in due from related party ....................       (141,642)       (206,958)
       Decrease in accrued interest receivable ...............      4,921,944       5,779,833
       Decrease in prepaid expenses and other ................        294,830          81,360
       Decrease in accrued litigation settlement expenses ....              0        (215,000)
       Decrease in accrued expenses ..........................     (1,410,540)       (912,239)
       Decrease in accrued interest payable ..................       (338,319)       (122,100)
       Decrease in master lease payable ......................     (7,264,000)     (7,864,787)
       Decrease in income taxes payable ......................       (816,371)       (767,687)
       Decrease in due to related party ......................        (61,688)        (97,124)
                                                                  ------------    ------------

       Net cash used in operating activities .................     (5,517,207)     (4,630,439)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayments on loans receivable ................        139,680          26,733
     Principal repayments on wraparound notes ................      4,727,684       4,747,664
     Purchase of leasehold improvements ......................        (43,668)              0
     Proceeds from realization of wraparound notes ...........              0       2,157,439
     Proceeds from the sale of available-for-sale securities .      9,498,529               0
     Proceeds from redemption of investment in affiliate .....        839,834       2,000,000
     Purchase of available-for-sale securities ...............              0      (8,452,060)
     Proceeds from treasury notes sold short .................              0       9,203,125
     Proceeds from redemption of reverse repurchase agreements      9,436,884               0
     Purchase of treasury notes ..............................     (9,166,017)              0
     Purchase of reverse repurchase agreements ...............              0      (9,601,171)
                                                                  ------------    ------------

       Net cash provided by investing activities .............     15,432,926          81,730
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to preferred stockholders ............              0        (666,622)
     Principal payments on mortgages and notes payable .......     (1,517,846)     (2,967,583)
     Proceeds from loans payable .............................              0       6,339,045
     Principal payments on loans payable .....................     (5,985,822)     (1,818,847)
     Amounts received on treasury notes payable ..............         49,365       2,441,533
                                                                  ------------    ------------

       Net cash (used in) provided by financing activities ...     (7,454,303)      3,327,526
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS .............................................      2,461,416      (1,221,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............      3,141,839       2,562,506
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $  5,603,255    $  1,341,323
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

     Cash paid during the period for interest ................   $  4,977,251    $  4,812,167
                                                                  ============    ============

     Cash paid during the period for income taxes ............   $    793,651    $    117,723
                                                                  ============    ============


           See accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


     The accompanying consolidated financial statements of Milestone Properties, Inc ("Milestone") and its wholly owned subsidiaries (together with Milestone, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of June 30, 1997 and 1996 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1996 has been reclassified to conform to the 1997 presentation. For further information, refer to the financial statements and footnotes included thereto in Milestone's Annual Report on Form 10-KSB for the year ended December 31, 1996.


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

2.    Legal Proceedings

     As previously reported, on January 30, 1996, an action was commenced in the Court of Chancery of the State of Delaware (the "Delaware Court") against Milestone, its Board of Directors and Concord Assets Group, Inc. ("Concord"). Concord's executive officers and directors are also executive officers and directors of Milestone. The plaintiff, a Series A Preferred Stockholder of Milestone purporting to bring the action on behalf of himself and other Series A Preferred Stockholders, brought the action, seeking, among other things, damages from Milestone, by reason of, among other things, (i) Milestone's acquisition and assumption in October 1995 (the "Acquisition") of certain wraparound notes, wraparound mortgages and fee properties (collectively, the "Assets") from certain affiliates of Concord, (ii) the transfer (the "Transfer") to UPI in August 4, 1995 and October 30, 1995 of 16 of Milestone's retail properties (the "UPI Properties"), and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's Common Stockholders on a share-for-share basis and for no consideration (the "Spin-Off") (the Acquisition, the Transfer and the Spin-Off are collectively referred to herein as the "Transactions"). The plaintiff alleged that, in connection with the above, Milestone and its directors engaged in self-dealing, violated federal securities laws, and breached their fiduciary duties to the Series A Preferred Stockholders and sought an injunction against such violations. The plaintiff claimed, among other things, that, as a result of such actions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Assets were grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint, and after hearing arguments thereon, the Delaware Court dismissed the plaintiff's claim for recision of both the Transfer and the Spin-Off and reserved decision on the defendants' motion to dismiss the plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and simultaneously filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action, and the Delaware Court heard oral arguments on such motion on April 15, 1997. On May 12, 1997, the Delaware Court issued a decision on the defendants' motions and dismissed the plaintiff's breach of fiduciary duty and statutory claims (although the Delaware Court has allowed the plaintiff to replead the fiduciary duty claim), but did not dismiss the plaintiff's claim that the Transfer and the Spin-Off did not comply with the Certificate of Designations for the Series A Preferred Stock. On June 4, 1997, the plaintiff appealed the Delaware Court's dismissal of the fiduciary duty claims, and the defendants filed a cross-appeal on June 11, 1997.

     On July 15, 1997, Milestone tentatively agreed to a proposed settlement of the purported class action (the "Proposed Settlement"). In connection with the Proposed Settlement, the Supreme Court of the State of Delaware entered an order consented to by the parties extending the time for the filing of the plaintiff's opening brief to August 28, 1997. Under the terms of the Proposed Settlement, Milestone would be released from all claims by its stockholders relating to the Transactions and all other matters relating to the pending action. In connection with the Proposed Settlement, Milestone would pay each of its Series A Preferred Stockholders who are holders of such Series A Preferred Stock at the time of the consummation of the Proposed Settlement an amount of cash equal to $0.75 per share of Series A Preferred Stock, and each share of the Series A Preferred Stock would be exchanged for a share of a new preferred stock to be issued by a subsidiary of Concord. The new preferred stock of the Concord subsidiary would have a $2.25 per share liquidation preference, would not be entitled to any dividend rights and would be subject to mandatory redemption on the fifth anniversary of the Proposed Settlement at $2.25 per share, and would be secured by a letter of credit in an amount equal to the value of the aggregate redemption price. The defendants would have the right to terminate the Proposed Settlement if the holders of more than 10% of the Series A Preferred Stock opt-out of the Proposed Settlement. The Proposed Settlement is subject to certain conditions,including approval of the Proposed Settlement by the Delaware Court, approval by Milestone's insurance carrier, clearance of various securities matters, and the execution of a definitive settlement agreement.

Item 2.            Management's Discussion and Analysis of Financial
                        Condition and Results of Operation.

General

     The Company is engaged in the business of owning, acquiring, managing, developing and investing in real estate and real estate related assets.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     The Company recognized a net loss of $2,107,140 for the three months ended June 30, 1997 as compared to net income of $177,986 for the same period in 1996 due to the following factors:

     Revenues for the three months ended June 30, 1997 were $5,966,201, a decrease of $3,918,821, or 40%, from $9,885,022 for the three months ended June 30, 1996. Such decrease was primarily due to the net of: (1) a decrease in interest income of $1,252,432 resulting primarily from (a) a decrease in the number of wraparound notes to 28 for the three months ended June 30, 1997 from 32 for the same period in 1996 resulting in a decrease in interest income of approximately $336,000; and (b) a decrease in mortgage backed securities held by the Company to two for the three months ended June 30, 1997 from four for the same period in 1996 resulting in a decrease in interest income of approximately $806,585; (2) a decrease in rents of $392,184 resulting from a decrease in the number of properties leased by the Company to 28 for the three months ended June 30, 1997 from 32 for the same period in 1996 resulting in a decrease in rental income of approximately $260,000; (3) an unrealized holding loss on U.S. Treasury Notes sold short of $354,065 for the three months ended June 30, 1997 compared to an unrealized holding gain of $1,124,295 for the same period in 1996; and (4) no gain or loss on the realization of wraparound notes for the three months ended June 30, 1997 compared to a gain of $495,012 on the realization of wraparound notes for the three months ended June 30, 1996.

     Operating expenses for the three months ended June 30, 1997 were $5,093,569, a decrease of $1,175,450, or 19%, from $6,269,019 for the three months ended June 30, 1996. Such decrease was primarily due to the net of: (1) a decrease in net lease expense of $355,323 due to a decrease in the number of properties leased by the Company to 28 for the three months ended June 30, 1997 from 32 for the same period in 1996; (2) a decrease in property expenses of $48,916 attributable to (a) a decrease in the number of properties leased by the Company to 28 in 1997 from 32 in 1996 resulting in a decrease in property expenses of approximately $23,000; (b) a decline in snow removal costs of approximately $14,000 for the three months ended June 30, 1997 compared to the same period in 1996;(c) a decrease in insurance expense of approximately $20,000 due to a lower premium for the three months ended June 30, 1997; and (d)such decreases were partially offset by an increase in other expenses by approximately $8,000; and (3) a decrease in salaries, general and administrative expense of $742,568 resulting primarily from (a) executive bonuses which were approved by the Compensation Committee of the Board of Directors and paid in April of 1996 of approximately $401,000; and (b) a decrease in the number of employees from 1996 to 1997 resulting in a decrease in salary expense of approximately $200,000.

      Interest expense for the three months ended June 30, 1997 was $2,375,655, a decrease of $726,020, or 23%, from $3,101,675 for the three months ended June 30, 1996. Such decrease was primarily due to a decrease in financing arrangements related to the mortgage backed securities held by the Company to two for the three months ended June 30, 1997 from four for the same period in 1996 resulting in a decrease in interest expense of approximately $584,000.

     Depreciation and amortization for the three months ended June 30, 1997 was $187,808, an increase of $6,977, or 4%, from $180,831 for the three months ended June 30, 1996. Such increase was primarily due to approximately $200,000 of property improvement purchases made throughout 1996.




Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     The Company recognized a net loss of $2,456,177 for the six months ended June 30, 1997 as compared to net income of $640,565 for the same period in 1996 due to the following factors:

     Revenues for the six months ended June 30, 1997 were $12,814,474, a decrease of $6,292,120, or 33%, from $19,106,594 for the six months ended June 30, 1996. Such decrease was primarily due to the net of: (1) a decrease in interest income of $1,955,620 resulting primarily from (a) a decrease in the number of wraparound notes to 28 for the six months ended June 30, 1997 from 32 for the same period in 1996 resulting in a decrease in interest income of approximately $590,000; and (b) a decrease in mortgage backed securities held by the Company to two for the six months ended June 30, 1997 from four for the same period in 1996 resulting in a decrease in interest income of approximately $1,099,091; (2) a decrease in rents of $460,698 resulting from a decrease in the number of properties leased by the Company to 28 for the six months ended June 30, 1997 from 32 for the same period in 1996 resulting in a decrease in rental income of approximately $513,000, which was offset by rental increases; (3) an unrealized holding gain on U.S. Treasury Notes sold short of $49,365 for the six months ended June 30, 1997 compared to an unrealized holding gain of $2,441,533 for the same period in 1996; (4) no gain or loss on the realization of wraparound notes for the six months ended June 30, 1997 compared to a gain of $495,012 on the realization of wraparound notes for the six months ended June 30, 1996; and (5) a realized loss on the sale of available-for- sale securities of $784,122 for the six months ended June 30, 1997 compared to no such gain or loss for the same period in 1996.

     Operating expenses for the six months ended June 30, 1997 were $10,157,415, a decrease of $2,046,132, or 17%, from $12,203,547 for the six months ended June 30, 1996. Such decrease was primarily due to the net of: (1) a decrease in net lease expense of $787,474 due to a decrease in the number of properties leased by the Company to 28 for the six months ended June 30, 1997 from 32 for the same period in 1996; (2) a decrease in property expenses of $318,658 attributable to
(a) a decrease in the number of properties leased by the Company to 28 in 1997 from 32 in 1996 resulting in a decrease in property expenses of approximately $110,000; (b) a decline in snow removal costs of approximately $66,000 for the six months ended June 30, 1997 compared to the same period in 1996; and (c) a decrease in insurance expense of approximately $40,000 due to a lower premium for the six months ended June 30, 1997; and (3) a decrease in salaries, general and administrative expense of $880,608 resulting primarily from (a) executive bonuses which were approved by the Compensation Committee of the Board of Directors and paid in April of 1996 of approximately $401,000; and (b) a decrease in the number of employees from 1996 to 1997 resulting in a decrease in salary expense of approximately $200,000.

      Interest expense for the six months ended June 30, 1997 was $4,638,932, a decrease of $820,363, or 15%, from $5,459,295 for the six months ended June 30, 1996. Such decrease was primarily due to a decrease in financing arrangements related to the mortgage backed securities held by the Company to two for the six months ended June 30, 1997 from four for the same period in 1996 resulting in a decrease in interest expense of approximately $709,000.

     Depreciation and amortization for the six months ended June 30, 1997 was $380,916, an increase of $16,754, or 5%, from $364,162 for the six months ended June 30, 1996. Such increase was primarily due to approximately $200,000 of property improvement purchases made throughout 1996.


Liquidity and Capital Resources

     The Company, as the holder of 267,300 shares of Kranzco Series C Cumulative Redeemable Preferred Shares is entitled to receive from the redemption of such shares, in six equal installments over the next 18 months, an aggregate amount of cash equal to approximately $2,673,000, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such funds will be available to fund the Company's obligations and its real estate investment and development activities.

     The Company also expects, to the extent necessary, to have adequate sources of cash and/or cash producing assets to meet the expected future liquidity needs arising from the fluctuations of gain or loss inherent when marking-to-market, monthly, the assets and liabilities associated with the investment activities of Milestone Asset Management Inc., a wholly-owned subsidiary of Milestone.

     The Company has no present intention to declare or pay cash dividends on the Common Stock or the Company's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock"), in the foreseeable future. The cumulative period relating to the payment of dividends on the Series A Preferred Stock expired on September 30, 1995. If the Company declares future dividends on its Common Stock or Series A Preferred Stock, the Company may need to obtain additional funds through equity or debt financing or other arrangements in order to fund the Company's projected operations. No assurance can be given that additional financing would be available if and when needed or on terms acceptable to the Company. In addition, the Company's existing borrowings may inhibit or result in increased costs to the Company in seeking to obtain such additional financing. Any decision as to the future payment of dividends on the Common Stock or the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. [See Part II - Other Information, Item 1. Legal Proceedings, for a discussion of cash requirements under the Proposed Settlement, as defined therein.]

     Management is not aware of any other trends, events, commitments or uncertainties, that will or are likely to materially impact the Company's liquidity.

Cash Flows

     Net cash used in operating activities of $5,517,207 for the six months ended June 30, 1997 included (1) a net loss of $2,456,177; (2) adjustments for non-cash items of $1,074,644; and (3) a net change in operating assets and liabilities of $4,135,674, compared to net cash used in operating activities of $4,630,439 for the six months ended June 30, 1996, which included (1) net income of $640,565; (2) adjustments for non-cash items of $1,610,391; and (3) a net change in operating assets and liabilities of $3,660,613.

     Net cash provided by investing activities of $15,432,926 for the six months ended June 30, 1997 included (1) proceeds from principal repayments on loans receivable and wraparound notes of $4,867,364; (2) purchase of leasehold improvements of $43,668; (3) proceeds from the sale of available-for-sale securities of $9,498,529; (4) proceeds from redemption of investment in affiliate of $839,834; (5) proceeds from redemption of reverse repurchase agreements of $9,436,884; and (6) purchase of treasury notes of $9,166,017, compared to net cash provided by investing activities of $81,730 for the six months ended June 30, 1996, which included (1) proceeds from principal repayments on loans receivable and wraparound notes of $4,774,397; (2) proceeds from realization of wraparound notes of $2,157,439; (3) proceeds from redemption of investment in affiliate of $2,000,000; (4) purchase of available-for-sale securities of $8,452,060; (5) proceeds from U.S. Treasury Notes payable sold short of $9,203,125; and (6) purchase of reverse repurchase agreements of $9,601,171.

     Net cash used in financing activities of $7,454,303 for the six months ended June 30, 1997 included (1) principal payments on mortgages and notes payable of $1,517,846 (2) principal payments on loans payable of $5,985,822 and
(3) amounts received on U.S. Treasury Notes payable of $49,365, compared to net cash provided by financing activities of $3,327,526 for the six months ended June 30, 1996, which included (1) distributions of $666,622 paid to preferred stockholders; (2) principal payments on mortgages and notes payable of $2,967,583; (3) proceeds from loans payable of $6,339,045; (4) principal payments on loans payable of $1,818,847; and (5) amounts received on U.S. Treasury Notes payable of $2,441,533.


Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

PART II - OTHER INFORMATION

 Item 1.       Legal Proceedings.

     As previously reported, on January 30, 1996, an action was commenced in the Court of Chancery of the State of Delaware (the "Delaware Court") against Milestone, its Board of Directors and Concord Assets Group, Inc. ("Concord"). Concord's executive officers and directors are also executive officers and directors of Milestone. The plaintiff, a Series A Preferred Stockholder of Milestone purporting to bring the action on behalf of himself and other Series A Preferred Stockholders, brought the action, seeking, among other things, damages from Milestone, by reason of, among other things, (i) Milestone's acquisition and assumption in October 1995 (the "Acquisition") of certain wraparound notes, wraparound mortgages and fee properties (collectively, the "Assets") from certain affiliates of Concord, (ii) the transfer (the "Transfer") to UPI in August 4, 1995 and October 30, 1995 of 16 of Milestone's retail properties (the "UPI Properties"), and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's Common Stockholders on a share-for-share basis and for no consideration (the "Spin-Off") (the Acquisition, the Transfer and the Spin-Off are collectively referred to herein as the "Transactions"). The plaintiff alleged that, in connection with the above, Milestone and its directors engaged in self-dealing, violated federal securities laws, and breached their fiduciary duties to the Series A Preferred Stockholders and sought an injunction against such violations. The plaintiff claimed, among other things, that, as a result of such actions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Assets were grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint, and after hearing arguments thereon, the Delaware Court dismissed the plaintiff's claim for recision of both the Transfer and the Spin-Off and reserved decision on the defendants' motion to dismiss the plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and simultaneously filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action, and the Delaware Court heard oral arguments on such motion on April 15, 1997. On May 12, 1997, the Delaware Court issued a decision on the defendants' motions and dismissed the plaintiff's breach of fiduciary duty and statutory claims (although the Delaware Court has allowed the plaintiff to replead the fiduciary duty claim), but did not dismiss the plaintiff's claim that the Transfer and the Spin-Off did not comply with the Certificate of Designations for the Series A Preferred Stock. On June 4, 1997, the plaintiff appealed the Delaware Court's dismissal of the fiduciary duty claims, and the defendants filed a cross-appeal on June 11, 1997.

     On July 15, 1997, Milestone tentatively agreed to a proposed settlement of the purported class action (the "Proposed Settlement"). In connection with the Proposed Settlement, the Supreme Court of the State of Delaware entered an order consented to by the parties extending the time for the filing of the plaintiff's opening brief to August 28, 1997. Under the terms of the Proposed Settlement, Milestone would be released from all claims by its stockholders relating to the Transactions and all other matters relating to the pending action. In connection with the Proposed Settlement, Milestone would pay each of its Series A Preferred Stockholders who are holders of such Series A Preferred Stock at the time of the consummation of the Proposed Settlement an amount of cash equal to $0.75 per share of Series A Preferred Stock, and each share of the Series A Preferred Stock would be exchanged for a share of a new preferred stock to be issued by a subsidiary of Concord. The new preferred stock of the Concord subsidiary would have a $2.25 per share liquidation preference, would not be entitled to any dividend rights and would be subject to mandatory redemption on the fifth anniversary of the Proposed Settlement at $2.25 per share, and would be secured by a letter of credit in an amount equal to the value of the aggregate redemption price. The defendants would have the right to terminate the Proposed Settlement if the holders of more than 10% of the Series A Preferred Stock opt-out of the Proposed Settlement. The Proposed Settlement is subject to certain conditions, including approval of the Proposed Settlement by the Delaware Court, approval by Milestone's insurance carrier, clearance of various securities matters, and the execution of a definitive settlement agreement.


Item 6.             Exhibits and Reports on Form 8-K.

            (a)The following exhibit is included herein:

               Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the six month period ended June 30, 1997, and is qualified in its entirety by reference to such financial statements.


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




                                                    MILESTONE PROPERTIES, INC.
                                                          (Registrant)




Date: August 11, 1997                     /s/ Robert A. Mandor
                                          -------------------------------------
                                          Robert A. Mandor
                                          President and Chief Financial Officer



Date: August 11, 1997                     /s/ Joan LeVine
                                          -------------------------------------
                                          Joan LeVine
                                          Senior Vice President, Treasurer
                                          and Controller