Form 10-Q
period 1997-09-30
MILESTONE PROPERTIES INC
filed 1997-11-14
CIK 858387

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from __________________  to  ________________

                      Commission file number     1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    65-0158204
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)


5200 TOWN CENTER CIRCLE, BOCA RATON  FLORIDA                         33486
---------------------------------------------                    -------------
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

Yes  X     No

As of November 7,1997, 4,213,368 shares of the registrant's common stock, par value $.01 per share, and 3,033,995 shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1997 (Unaudited) and December 31, 1996

                                                                                September 30, 1997   December 31, 1996
                                                                                ------------------   -----------------
Assets:
Current Assets:
    Cash and cash equivalents ..................................................   $     6,403,371    $     3,141,839
    Loans receivable ...........................................................         1,528,985          1,684,585
    Accounts receivable ........................................................         1,156,570          1,360,621
    Accrued interest receivable ................................................         6,670,810          9,646,886
    Due from related party .....................................................           316,472            599,093
    Prepaid expenses and other .................................................           433,008            430,603
    Reverse repurchase agreements ..............................................        25,109,375         34,718,749
    Available-for-sale securities ..............................................        25,811,048         32,314,853
                                                                                   ---------------      -------------

         Total current assets ..................................................        67,429,639         83,897,229

    Property, improvements and equipment, net ..................................        19,734,745         18,884,467
    Wraparound notes, net ......................................................        66,704,261         71,431,945
    Deferred income tax asset, net .............................................         1,551,916          3,272,873
    Investment in affiliate ....................................................         2,674,099          3,959,433
    Management contract rights, net ............................................           313,305            426,467
    Goodwill and organizational cost, net ......................................           167,148            222,863
                                                                                   ---------------      -------------

         Total assets ..........................................................   $   158,575,113    $   182,095,277
                                                                                   ===============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................................   $     1,171,633    $     2,031,513
    Accrued interest payable ...................................................           491,225          1,139,941
    Master lease payable .......................................................        10,423,492         14,445,351
    Due to related party .......................................................                 0             61,688
    Current portion of mortgages and notes payable .............................         2,958,441          2,862,274
    Income taxes payable .......................................................         2,343,925          3,250,744
    Loans payable ..............................................................        19,392,453         23,829,335
    Treasury notes sold short ..................................................        24,980,404         33,952,346
                                                                                   ---------------      -------------

         Total current liabilities .............................................        61,761,573         81,573,192

    Mortgages and notes payable ................................................        69,382,575         71,562,942
                                                                                   ---------------      -------------

         Total liabilities .....................................................       131,144,148        153,136,134
                                                                                   ---------------      -------------

Commitments and Contingencies

Stockholders' equity:
    Common stock ($0.01 par value, 10,000,000 shares
       authorized, 4,905,959 and 4,743,155 issued,
       respectively) ...........................................................            49,061             47,433
    Preferred stock (Series A $0.01 par value, 10,000,000
         shares authorized, 3,033,995 and 3,182,184
        shares issued and outstanding, respectively) ...........................            30,341             31,822
    Additional paid-in surplus .................................................        48,105,428         48,105,575
    Unrealized holding gain (loss) - available-for-sale securities
       (Net of tax liability (benefit) of $1,262,446 and
       $(151,552), respectively)...........................................              1,893,066           (220,396)
    Accumulated deficit ........................................................       (19,206,513)       (15,564,873)
    Shares held in treasury - 692,591 shares at cost ...........................        (3,440,418)        (3,440,418)
                                                                                    ---------------      -------------

         Total stockholders' equity ............................................        27,430,965         28,959,143
                                                                                    ---------------      -------------

         Total liabilities and stockholders' equity ............................     $ 158,575,113        182,095,277
                                                                                    ===============      =============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
             For the Three Months Ended September 30, 1997 and 1996


                                                                                September 30, 1997   September 30, 1996
REVENUES:
     Rent ......................................................................   $     2,621,451    $     2,724,853
     Interest income ...........................................................         3,301,217          4,705,171
     Revenue from management company operations ................................           166,223            174,655
     Tenant reimbursements .....................................................           228,049            383,317
     Management and reimbursement income .......................................            49,085            278,086
     Percentage rent ...........................................................            87,090            187,126
     Amortization of discount - available-for-sale securities ..................            99,273             77,186
     Unrealized loss on treasury notes sold short ..............................          (243,438)          (373,674)
     Gain/(loss) on realization of wraparound notes ............................                 0           (101,244)
     Gain/(loss) on sale of available-for-sale securities ......................                 0           (589,048)
                                                                                    ---------------    ---------------

     Total revenues ............................................................         6,308,950          7,466,428
                                                                                    ---------------    ---------------


EXPENSES:
     Master lease expense ......................................................         3,445,833          3,823,927
     Interest expense ..........................................................         2,266,653          3,129,830
     Depreciation and amortization .............................................           221,518            185,832
     Salaries, general and administrative ......................................           563,654            656,195
     Property expenses .........................................................           388,318            309,471
     Expenses for management company operations ................................           322,628            235,026
     Professional fees .........................................................           119,512            247,465
                                                                                    ---------------    ---------------

     Total expenses ............................................................         7,328,116          8,587,746
                                                                                    ---------------    ---------------

Loss before income taxes .......................................................        (1,019,166)        (1,121,318)

Provision for income taxes .....................................................           166,297            238,824
                                                                                    ---------------    ---------------

Net loss .......................................................................   $    (1,185,463)   $    (1,360,142)
                                                                                    ===============    ===============

Loss per share of common stock .................................................   $         (0.28)   $         (0.36)
                                                                                    ===============    ===============

Weighted average number of shares of common stock ..............................         4,211,275          3,793,783
                                                                                    ===============    ===============


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
              For the Nine Months Ended September 30, 1997 and 1996


                                                                                September  30, 1997   September 30, 1996
REVENUES:
     Rent .......................................................................   $     7,968,967 $     8,533,067
     Interest income ............................................................         9,970,738      13,330,312
     Revenue from management company operations .................................           450,665         557,274
     Tenant reimbursements ......................................................           786,783         991,177
     Management and reimbursement income ........................................           357,228         835,811
     Percentage rent ............................................................           288,528         249,106
     Amortization of discount - available-for-sale securities ...................           278,709         203,696
     Unrealized(loss)/ gain on treasury notes sold short ........................          (194,073)      2,067,859
     Gain on realization of wraparound notes ....................................                 0         393,768
     Loss on sale of available-for-sale securities ..............................          (784,121)       (589,048)
                                                                                     ---------------   -------------

     Total revenues .............................................................        19,123,424      26,573,022
                                                                                     ---------------   -------------


EXPENSES:
     Master lease expense .......................................................        10,423,492      11,589,060
     Interest expense ...........................................................         6,905,585       8,589,126
     Depreciation and amortization ..............................................           602,434         549,994
     Salaries, general and administrative .......................................         1,755,863       2,729,012
     Property expenses ..........................................................         1,281,214       1,521,025
     Expenses for management company operations .................................           981,497         774,441
     Professional fees ..........................................................           555,294         862,092
                                                                                      ---------------   -------------
     Total expenses .............................................................        22,505,379      26,614,750
                                                                                      ---------------   -------------

Loss before income taxes ........................................................        (3,381,955)        (41,728)

Provision for income taxes ......................................................           259,685         677,849
                                                                                      ---------------   -------------

Net loss ........................................................................   $    (3,641,640)    $  (719,577)
                                                                                      ===============   =============

Loss per share of common stock ..................................................   $         (0.87)    $     (0.19)
                                                                                      ===============   =============

Weighted average number of shares of common stock ...............................         4,196,233       3,793,783
                                                                                      ===============   =============


                     See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                  For the Nine Months Ended September 30, 1997


                                               Common Stock             Preferred Stock         Treasury Stock

                                            Shares      Amount         Shares     Amount      Shares       Cost

Balance January 1, 1997                  4,743,155    $ 47,433      3,182,184   $ 31,822    (692,591)  $(3,440,418)

Conversion of preferred stock              162,804       1,628       (148,189)    (1,481)
  into common stock

Net loss for the nine months
 ended September 30, 1997

Unrealized holding gain -
 available-for-sale securities

                                       ----------------------------------------------------------------------------

Balance September 30, 1997             4,905,959      $49,061        3,033,995  $ 30,341     (692,591) $(3,440,418)
                                       =========       ======        =========    ======     =========  ===========


                                                       Unrealized
                                                     Holding (Loss)/
                                       Additional       Gain on
                                       Paid-in       Available-for-       Accumulated     Stockholders'
                                       Surplus       Sale Securities        Deficit          Equity

Balance January 1, 1997               $48,105,575       $(220,396)       $(15,564,873)     $28,959,143

Conversion of preferred stock               (147)                                                    0
  into common stock

Net loss for the nine months
 ended September 30, 1997                                                  (3,641,640)      (3,641,640)

Unrealized holding gain -
 available-for-sale securities                          2,113,462                            2,113,462

                                     -----------------------------------------------------------------

Balance September 30, 1997           $48,105,428       $1,893,066        $(19,206,513)     $27,430,965
                                      ==========        =========         ============      ==========



           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 1997 and 1996

                                                                                September 30, 1997   September 30,1996
CASH FLOWS FROM OPERATING ACTIVITIES ...........................................
Net loss .......................................................................   $    (3,641,640)   $      (719,577)
Adjustments to reconcile net loss to
       net cash used in operating activities
     Depreciation and amortization .............................................           602,434            549,994
     Deferred income  taxes ....................................................           334,282          1,344,001
     Unrealized (loss)/ gain on treasury notes sold short ......................           194,073         (2,067,859)
     Amortization of discount - available for sale securities ..................          (278,709)          (203,696)
     Realized loss on sale of available for sale securities ....................           784,122            589,048
     Gain on realization of wraparound notes ...................................                 0           (393,768)
     Change in operating assets and liabilities net:
       Decrease in accounts receivable .........................................           386,047            248,554
       Decrease/(increase) in due from related party ...........................           282,621           (129,291)
       Decrease in accrued interest receivable .................................         2,794,080          3,225,430
       Increase in prepaid expenses and other ..................................            (2,405)           (21,487)
       Decrease in accrued litigation settlement expenses ......................                 0           (215,000)
       Decrease in accrued expenses ............................................          (859,880)        (1,065,814)
       Decrease in accrued interest payable ....................................          (648,716)          (248,996)
       Decrease in master lease payable ........................................        (4,021,859)        (4,129,247)
       Decrease in income taxes payable ........................................          (906,819)          (717,365)
       Decrease in due to related party ........................................           (61,688)           (56,613)
                                                                                   ---------------    ---------------

       Net cash used in operating activities ...................................        (5,044,057)        (4,011,686)
                                                                                   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayments on loans receivable ..................................           155,601             43,696
     Principal repayments on wraparound notes ..................................         4,727,684          4,747,664
     Purchase of building and land .............................................        (1,100,000)                 0
     Purchase of leasehold improvements ........................................          (183,836)          (200,000)
     Proceeds from realization of wraparound notes .............................                 0          1,916,979
     Proceeds from the sale of available for sale securities ...................         9,498,529         14,478,872
     Proceeds from redemption of investment in affiliate .......................         1,285,334          2,270,833
     Purchase of available for sale securities .................................                 0        (20,142,060)
     Proceeds from treasury notes sold short ...................................                 0         13,989,845
     Proceeds from redemption of reverse repurchase agreements .................         9,415,301                  0
     Purchase of treasury notes ................................................        (9,166,015)                 0
     Purchase of reverse repurchase agreements .................................                 0        (13,898,183)
                                                                                   ---------------    ---------------

       Net cash provided by investing activities ...............................        14,632,598          3,207,646
                                                                                   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to preferred stockholders ..............................                 0           (666,622)
     Principal payments on mortgages and notes payable .........................        (2,084,200)        (3,568,982)
     Proceeds from loans payable ...............................................                 0         14,522,045
     Principal payments on loans payable .......................................        (4,436,882)       (11,522,409)
     Amounts received on treasury notes payable ................................           194,073          2,067,859
                                                                                   ---------------    ---------------

       Net cash (used in) provided by financing activities .....................        (6,327,009)           831,891
                                                                                   ---------------    ---------------

NET INCREASE  IN CASH AND
CASH EQUIVALENTS ...............................................................         3,261,532             27,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................         3,141,839          2,562,506
                                                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $     6,403,371    $     2,590,357
                                                                                   ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

     Cash paid during the period for interest ..................................   $     7,554,301    $     8,838,121
                                                                                   ===============    ===============

     Cash paid during the period for income taxes ..............................   $       854,429    $       237,621
                                                                                   ===============    ===============

           See Accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


         The accompanying consolidated financial statements of Milestone Properties, Inc ("Milestone") and its wholly owned subsidiaries (together with Milestone, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 1997 and 1996 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1996 has been reclassified to conform to the 1997 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in Milestone's Annual Report on Form 10-KSB for the year ended December 31, 1996.


         1. Acquisition and Disposition of Real Estate Related Assets

     On September 24, 1997 the Company completed the purchase of Pine Oak Plaza, a 16,994 square foot shopping center located in Sunrise (Broward County), Florida, from REC I Corporation for approximately $1,100,000 in cash. The shopping center is occupied by local tenants subject to operating leases ranging from four to thirteen years with various renewal options and is currently 93.5% occupied. This property can be classified as a neighborhood or community unanchored strip center and is located in a secondary type market.

     On October 30, 1997, the Company recognized its position in its wraparound note on a property located in Marion, Ohio as a result of the sale of such property by the owners. The sale price of the property was approximately $2,750,000, which resulted in a book gain of approximately $200,000 to the Company.

     On November 10, 1997, Milestone Asset Management, Inc., a wholly-owned subsidiary of Milestone ("MAMI"), sold its remaining holdings of available-for-sale securities consisting of the Nomura Series 1996-MDV B2 ("MDV"), DLJ 1994-MF11 B2 ("B2"), and DLJ 1994-MF11 B3 ("B3") (collectively, the "Certificates"). The $16,700,000 par MDV Certificate was sold for $14,680,344, of which the Company received net proceeds of $4,433,245 and used the remaining $10,247,099 to pay off the balance of the financing associated with the Certificates. The $5,000,000 par B2 and the $8,560,000 par B3 Certificates were sold for an aggregate of $12,556,138, of which the Company received net proceeds of $3,181,273, and used the remaining $9,374,865 to pay off the balance of the financing associated with the Certificates.

     At the time of the sale of the Certificates, MAMI had outstanding U.S. Treasury Note short positions totaling $25,500,000 associated with the Certificates, which MAMI had established to mitigate interest rate risk. In connection with the sale of the Certificates, MAMI closed all of its remaining U.S. Treasury Note short positions.


     The sale of the Certificates and the close of the U.S. Treasury Note short positions did not occur in and has not been reflected in the Company's 1997 third quarter consolidated financial statements. The Company will realize a pre-tax book gain in the fourth quarter of 1997 for such transactions of approximately $4,500,000; however, $3,155,446 of such gain is already recognized in the Company's September 30, 1997 Balance Sheet as an unrealized holding gain on available-for-sale securities. In connection with the sale of the Certificates, the close of the U.S. Treasury Note short position, and the 1997 operations of MAMI, the Company will pay bonuses of approximately $1,200,000 to several executive officers of the Company pursuant to MAMI's long term incentive plan.

2.   Legal Proceedings

     Milestone entered into a Stipulation and Agreement of Settlement on October 30, 1997 (the "Settlement Agreement"), providing for the settlement (the "Settlement") of a derivative and class action lawsuit, John Winston v. Leonard
S. Mandor, Robert A. Mandor, Joan LeVine, Harvey Jacobson, Gregory McMahon, Geoffrey Aaronson, Milestone Properties, Inc. and Concord Assets Group, Inc. (the "Action"), which was filed in the Court of Chancery of the State of Delaware (the "Delaware Court") in January 1996. The action was brought against Milestone, members of its Board of Directors, and Concord Assets Group, Inc., a New York corporation ("Concord"), the executive officers and directors of which are also executive officers and directors of Milestone. The plaintiff, a holder of the MPI Preferred Stock purporting to bring the Action on behalf of himself and other MPI Preferred Stockholders, brought the Action in connection with (i) Milestone's acquisition in October 1995 of certain wraparound notes and mortgages and fee properties from certain affiliates of Concord, (ii) the transfer in August and October 1995 of 16 of Milestone's retail properties to Union Property Investors, Inc., a then wholly-owned Delaware subsidiary of Milestone ("UPI"), and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's common stockholders on a share-for-share basis and for no consideration (the events referred to in clauses (i) through (iii) above are collectively referred to herein as the "Transactions").

       The Settlement is subject to approval by the Delaware Court, the condition that stockholders owning more than 10% of the MPI Preferred Stock do not opt out of the Settlement, and certain other conditions.

       If the Settlement is approved and consummated, the Action will be dismissed, Milestone's stockholders will release all derivative claims arising in connection with the Transactions and the holders of the MPI Preferred Stock between October 23, 1995 and the date on which the Settlement is consummated will release any claims they may have against Milestone and the other named defendants arising out of the Transactions. Each MPI Preferred Stockholder who does not opt out of the Settlement and who owns shares of the MPI Preferred Stock on the date the Settlement is consummated will surrender their shares of MPI Preferred Stock to Concord Milestone Preferred, Inc., a Delaware subsidiary of Concord ("CMP"), and receive in exchange for each share of MPI Preferred Stock surrendered, $0.75 in cash payable by Milestone and one share of preferred stock of CMP (the "CMP Preferred Stock"). The CMP Preferred Stock will have a liquidation preference of $2.25 per share, will be required to be redeemed by CMP at $2.25 per share after five years, and will have no voting or dividend rights. In addition, any CMP Preferred Stockholder who does not want to wait the full five years for such shares to be redeemed can have shares redeemed by CMP at the following prices prior to the fifth year: within 2 years after the Settlement - $1.00 per share; 2-3 years after the Settlement - $1.40 per share; 3-4 years after the Settlement - $1.60 per share; 4-5 years after the Settlement - $1.90 per share. CMP's redemption obligations will be secured by a letter of credit.

      Subject to approval by the Delaware Court, Milestone will be sending to the Settlement Class and the other stockholders of Milestone a notice which will describe more fully the terms of the Settlement.

      The foregoing description of the Settlement and the Settlement Agreement is qualified in its entirety by reference to the Settlement Agreement, a copy of which was filed with the Securities and Exchange Commission on November 12, 1997 as an Exhibit to Milestone's Form 8-K.


3.    Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

     Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

Item 2.            Management's Discussion and Analysis of Financial
                        Condition and Results of Operation.

General

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together with Milestone, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     The Company is engaged in the business of owning, acquiring, managing, developing and investing in real estate and real estate related assets.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     The Company recognized a net loss of $1,185,463 for the three months ended September 30, 1997 as compared to a net loss of $1,360,142 for the same period in 1996 due to the following factors:

     Revenues for the three months ended September 30, 1997 were $6,308,950, a decrease of $1,157,478 or 16%, from $7,466,428 for the three months ended September 30, 1996. Such decrease was primarily due to: (1) a decrease in interest income of $1,403,954 resulting primarily from (a) a decrease in the number of wrap around notes to 28 for the three months ended September 30, 1997 from 32 for the same period in 1996 resulting in a decrease in interest income of approximately $284,000; and (b) a decrease in available-for-sale securities held by the Company to two for the three months ended September 30, 1997 from four for the same period in 1996 resulting in a decrease in interest income of $907,569; (2) a decrease in management and tenant reimbursements of $229,001 resulting primarily from the termination of the Management Services Agreement between Union Property Investors and the Company in February 1997; and (3) no gain or loss on the sale of available-for-sale securities for the three months ended September 30, 1997 compared to a loss of $589,049 on the sale of available-for-sale securities for the same period in 1996.

     Operating expenses for the three months ended September 30, 1997 were $4,839,945, a decrease of $432,139, or 8%, from $5,272,084 for the three months ended September 30, 1996. Such decrease was primarily due to: (1) a decrease in master lease expense of $378,094 due to a decrease in the number of properties leased by the Company to 28 for the three months ended September 30, 1997 from 32 for the same period in 1996; and (2) a decrease in professional fees of approximately $128,000 due to non-recurring transaction costs associated with the disposition of real estate related assets in the third quarter of 1996.

     Interest expense for the three months ended September 30, 1997 was $2,266,653, a decrease of $863,177, or 28%, from $3,129,830 for the three months ended September 30, 1996. Such decrease was primarily due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to two for the three months ended September 30, 1997 from four for the same period in 1996 resulting in a decrease in interest expense of approximately $588,000.

     Depreciation and amortization for the three months ended September 30, 1997 was $ 221,518, an increase of $35,686, or 19%, from $185,832 for the three months ended September 30, 1996. Such increase was due to accelerated amortization of management contract rights.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     The Company recognized a net loss of $3,641,640 for the nine months ended September 30, 1997 as compared to a net loss of $719,577 for the same period in 1996 due to the following factors:

     Revenues for the nine months ended September 30, 1997 were $19,123,424, a decrease of $7,449,598, or 28%, from $26,573,022 for the nine months ended September 30, 1996. Such decrease was primarily due to: (1) a decrease in interest income of $3,359,574 resulting primarily from (a) a decrease in the number of wraparound notes to 28 for the nine months ended September 30, 1997 from 32 for the same period in 1996 resulting in a decrease in interest income of approximately $787,000; and (b) a decrease in available-for-sale securities held by the Company to two for the nine months ended September 30, 1997 from four for the same period in 1996 resulting in a decrease in interest income of $2,006,660; (2) a decrease in rents of $564,100 resulting primarily from a decrease in the number of properties leased by the Company to 28 for the nine months ended September 30, 1997 from 32 for the same period in 1996; (3) an unrealized holding loss on U.S. Treasury Notes sold short of $194,703 for the nine months ended September 30, 1997 compared to an unrealized holding gain of $2,067,859 for the same period in 1996; (4) no gain or loss on the realization of wraparound notes for the nine months ended September 30, 1997 compared to a gain of $393,768 on the realization of wraparound notes for the nine months ended September 30, 1996; (5) a realized loss on the sale of available-for-sale securities of $784,121 for the nine months ended September 30, 1997 compared to a realized loss on the sale of available-for-sale securities of $589,048 for the same period in 1996; and (6) a decrease in management and reimbursement income of $478,583 resulting primarily from the termination of the Management Services Agreement between Union Property Investors and the Company in February 1997.

          Operating expenses for the nine months ended September 30, 1997 were $14,997,360, a decrease of $2,478,270, or 14%, from $17,475,630 for the nine months ended September 30, 1996. Such decrease was primarily due to: (1) a decrease in master lease expense of $1,165,568 due to a decrease in the number of properties leased by the Company to 28 for the nine months ended September 30, 1997 from 32 for the same period in 1996; (2) a decrease in salaries, general and administrative expenses of $973,149 resulting primarily from (a) executive bonuses which were approved by the Compensation Committee of the Board of Directors and paid in April 1996 of approximately $401,000; and (b) a decrease in the number of employees from 1996 to 1997 resulting in a decrease in salary expense of approximately $550,000; and (3) a decrease in professional fees of $306,798 due to non-recurring transaction costs associated with the disposition of real estate related assets in the third quarter of 1996.

      Interest expense for the nine months ended September 30, 1997 was $6,905,585, a decrease of $1,683,541, or 20%, from $8,589,126 for the nine months ended September 30, 1996. Such decrease was primarily due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to two for the nine months ended September 30, 1997 from four for the same period in 1996 resulting in a decrease in interest expense of approximately $1,382,000.

      Depreciation and amortization for the nine months ended September 30, 1997 was $602,434, an increase of $52,440, or 10%, from $549,994 for the nine months ended September 30, 1996. Such increase was due to accelerated amortization of management contract rights.


Liquidity and Capital Resources

           The $16,700,000 par MDV Certificate was sold for $14,680,344. The Company received net proceeds of $4,433,245, and used the remaining $10,247,099 to pay off the balance of the financing associated with the Certificate. The $5,000,000 par B2 and the $8,560,000 par B3 Certificates were sold for $12,556,138. The Company received net proceeds of $3,181,273, and used the remaining $9,374,865 to pay off the balance of the financing associated with the Certificates.

         The Company, as the holder of 222,750 shares of Kranzco Series C Cumulative Redeemable Preferred Shares is entitled to receive from the redemption of such shares, in five equal installments over the next 15 months, an aggregate amount of cash equal to approximately $2,227,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares.

         The Company has no present intention to declare or pay cash dividends on the Common Stock or the Company's $.78 Convertible Series A preferred stock, par value $.01 per share (the "MPI Preferred Stock"), in the foreseeable future. See Part II - Item 5. Other Information. The cumulative period relating to the payment of dividends on the MPI Preferred Stock expired on September 30, 1995. Any decision as to the future payment of dividends on the Common Stock or the MPI Preferred Stock will depend on the results of operations, investment opportunities for available fund, the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant.

            Cash generated by the sale of the Certificates, the redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock and the cash on hand at September 30, 1997 may be used to fund (i) the cash payments to be made by the Company pursuant to a Settlement that Milestone has recently entered into relating to a purported class action brought against Milestone, (ii) expenses relating to the Settlement, (iii) bonus payments to be made to several executive officers of the Company under the long term incentive plan of Milestone Asset Management, Inc., a wholly-owned subsidiary of Milestone ("MAMI"), (iv) the Company's real estate investment and development activities, and (v) other general corporate purposes. See Part II - Other Information. Item 1. Legal Proceedings for a description of the terms of the Settlement.

          Management is not aware of any other trends, events, commitments or uncertainties, that will or are likely to materially impact the Company's liquidity.

Cash Flows

          Net cash used in operating activities of $5,044,057 for the nine months ended September 30, 1997 included (1) a net loss of $3,641,640; (2) adjustments for non-cash items of $1,636,202; and (3) a net change in operating assets and liabilities of $3,038,619, compared to net cash used in operating activities of $4,011,686 for the nine months ended September 30, 1996, which included (1) a net loss of $719,577; (2) adjustments of $182,280 for non-cash items; and (3) a net change of $3,109,829 in operating assets and liabilities.

          Net cash provided by investing activities of $14,632,598 for the nine months ended September 30, 1997 included (1) proceeds from principal repayments on loans receivable and wraparound notes of $4,883,285; (2) purchase of building, land and leasehold improvements of $1,283,836; (3) proceeds from the sale of available-for-sale securities of $9,498,529; (4) proceeds from redemption of investment in affiliate of $1,285,334; (5) proceeds from redemption of reverse repurchase agreements of $9,415,301; and (6) purchase of treasury notes of $9,166,015, compared to net cash provided by investing activities of $3,207,646 for the nine months ended September 30, 1996, which included: (1) principal repayments of $4,791,360 on loans receivable and wraparound notes; (2) proceeds of $2,270,833 from redemption of investment in affiliate; (3) purchase of $20,142,060 of available-for-sale securities; (4) proceeds from U.S. Treasury Notes sold short of $13,989,845; (5) proceeds of $1,916,979 from the realization of wraparound notes; (6) purchase of $200,000 of leasehold improvements; (7) proceeds of $14,478,872 from the sale of available-for-sale securities; and (8) purchase of $13,898,183 of reverse repurchase agreements.

        Net cash used in financing activities of $6,327,009 for the nine months ended September 30, 1997 included (1) principal payments on mortgages and notes payable of $2,084,200; (2) principal payments on loans payable of $4,436,882; and (3) amounts received on U.S. Treasury Notes payable of $194,073, compared to net cash provided by financing activities of $831,891 for the nine months ended September 30, 1996, which included; (1) distributions of $666,622 paid to preferred stockholders; (2) principal payments of $3,568,982 on mortgages and notes payable; (3) proceeds of $14,522,045 from loans payable; (4) principal payments of $11,522,409 on loans payable; and (5) $2,067,859 received on U.S. Treasury Notes payable.

           See Part II - Other Information. Item 1 Legal Proceedings and Item 5. Other Information for a description of certain transactions which occurred subsequent to September 30, 1997 which may impact the Company's future cash flows.


Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

                            PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.

      Milestone entered into a Stipulation and Agreement of Settlement on October 30, 1997 (the "Settlement Agreement"), providing for the settlement (the "Settlement") of a derivative and class action lawsuit, John Winston v. Leonard
S. Mandor, Robert A. Mandor, Joan LeVine, Harvey Jacobson, Gregory McMahon, Geoffrey Aaronson, Milestone Properties, Inc. and Concord Assets Group, Inc. (the "Action"), which was filed in the Court of Chancery of the State of Delaware (the "Delaware Court") in January 1996. The action was brought against Milestone, members of its Board of Directors, and Concord Assets Group, Inc., a New York corporation ("Concord"), the executive officers and directors of which are also executive officers and directors of Milestone. The plaintiff, a holder of the MPI Preferred Stock purporting to bring the Action on behalf of himself and other MPI Preferred Stockholders, brought the Action in connection with (i) Milestone's acquisition in October 1995 of certain wraparound notes and mortgages and fee properties from certain affiliates of Concord, (ii) the transfer in August and October 1995 of 16 of Milestone's retail properties to Union Property Investors, Inc., a then wholly-owned Delaware subsidiary of Milestone ("UPI"), and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's common stockholders on a share-for-share basis and for no consideration (the events referred to in clauses (i) through (iii) above are collectively referred to herein as the "Transactions").

      The Settlement is subject to approval by the Delaware Court, the condition that stockholders owning more than 10% of the MPI Preferred Stock do not opt out of the Settlement, and certain other conditions.

      If the Settlement is approved and consummated, the Action will be dismissed, Milestone's stockholders will release all derivative claims arising in connection with the Transactions and the holders of the MPI Preferred Stock between October 23, 1995 and the date on which the Settlement is consummated will release any claims they may have against Milestone and the other named defendants arising out of the Transactions. Each MPI Preferred Stockholder who does not opt out of the Settlement and who owns shares of the MPI Preferred Stock on the date the Settlement is consummated will surrender their shares of MPI Preferred Stock to Concord Milestone Preferred, Inc., a Delaware subsidiary of Concord ("CMP"), and receive in exchange for each share of MPI Preferred Stock surrendered, $0.75 in cash payable by Milestone and one share of preferred stock of CMP (the "CMP Preferred Stock"). The CMP Preferred Stock will have a liquidation preference of $2.25 per share, will be required to be redeemed by CMP at $2.25 per share after five years, and will have no voting or dividend rights. In addition, any CMP Preferred Stockholder who does not want to wait the full five years for such shares to be redeemed can have shares redeemed by CMP at the following prices prior to the fifth year: within 2 years after the Settlement - $1.00 per share; 2-3 years after the Settlement - $1.40 per share; 3-4 years after the Settlement - $1.60 per share; 4-5 years after the Settlement
- $1.90 per share. CMP's redemption obligations will be secured by a letter of credit.

      Subject to approval by the Delaware Court, Milestone will be sending to the Settlement Class and the other stockholders of Milestone a notice which will describe more fully the terms of the Settlement.

      The foregoing description of the Settlement and the Settlement Agreement is qualified in its entirety by reference to the Settlement Agreement, a copy of which was filed as an Exhibit to Milestone's Form 8-K filed with the Securities and Exchange Commission on November 12, 1997.

Item 5.             Other Information.

      Milestone's Board of Directors determined not to pay a dividend on the MPI Preferred Stock for the quarters ended June 30, 1997 and September 30, 1997. After September 30, 1995, holders of the MPI Preferred Stock were no longer entitled to receive dividends on a cumulative basis. As a result of Milestone's non-payment of the dividend for the quarter ended June 30, 1997, which was the sixth quarter for which no dividend was paid on the MPI Preferred Stock, and under Milestone's Certificate of Designations for the MPI Preferred Stock, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the MPI Preferred Stock, who currently elect one member of Milestone's Board of Directors, are entitled to elect a second member of the Board of Directors to fill such newly created directorship.

     On November 10, 1997, MAMI sold its remaining holdings of available-for-sale securities consisting of the Nomura Series 1996-MDV B2 ("MDV"), DLJ 1994-MF11 B2 ("B2"), and DLJ 1994-MF11 B3 ("B3") (collectively, the "Certificates"). The $16,700,000 par MDV Certificate was sold for $14,680,344, of which the Company received net proceeds of $4,433,245 and used the remaining $10,247,099 to pay off the balance of the financing associated with the Certificate. The $5,000,000 par B2 and the $8,560,000 par B3 Certificates were sold for an aggregate of $12,556,138, of which the Company received net proceeds of $3,181,273 and used the remaining $9,374,865 to pay off the balance of the financing associated with the Certificates.

     At the time of the sale of the Certificates, MAMI had outstanding U.S. Treasury Note short positions totaling $25,500,000 associated with the Certificates, which MAMI had established to mitigate interest rate risk. In connection with the sale of the Certificates, MAMI closed all of its remaining U.S. Treasury Note short positions.

      The sale of the Certificates and the close of the U.S. Treasury Note short positions did not occur in and has not been reflected in the Company's 1997 third quarter consolidated financial statements. The Company will realize a pre-tax book gain in the fourth quarter of 1997 for such transactions of approximately $4,500,000; however, $3,155,446 of such gain is already recognized in the Company's September 30, 1997 Balance Sheet as an unrealized holding gain on available-for-sale securities. In connection with the sale of the Certificates, the close of the U.S. Treasury Note short position, and the 1997 operations of MAMI, the Company will pay bonuses of approximately $1,200,000 to several executive officers of the Company pursuant to MAMI's long term incentive plan.


Item 6.             Exhibits and Reports on Form 8-K.

            (a)The following exhibit is included herein:

               Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the nine month period ended September 30, 1997, and is qualified in its entirety by reference to such financial statements.


            (b)No  reports  on Form 8-K were  filed  during  the  quarter  ended
               September 30, 1997. A Form 8-K was filed on November 12, 1997 relating to the Settlement Agreement described in this report in
               Item 1 - Legal Proceedings.

                                                          SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                      MILESTONE PROPERTIES, INC.
                                                             (Registrant)




Date: November 11, 1997                   /s/: Robert A. Mandor
                                          Robert A. Mandor
                                          President and Chief Financial Officer






Date: November 11, 1997                    /s/: Patrick S. Kirse
                                           Patrick S. Kirse
                                           Vice President of Accounting
                                           and Controller