Form 10-K
period 1997-12-31
MILESTONE PROPERTIES INC
filed 1998-03-30
CIK 858387

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         65-0158204
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
   Incorporation or Organization)

150 E. Palmetto Park Rd. 4th Floor Boca Raton, FL                       33432
  (Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code              (561) 394-9533
                                                              ------------------

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                                                   Name of Each Exchange
    Title of Each Class                            on Which Registered
----------------------------------                 ------------------------
Common Stock, $.01 par value                       New York Stock Exchange

$.78 Convertible Series A
 Preferred Stock, $.01 par value                   New York Stock Exchange

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x
                                  Yes      No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on March 20, 1998, was approximately $ 1 9/16 for the Common Stock and $1 7/16 for the $.78 Convertible Series A Preferred Stock.

The Registrant's revenues for the fiscal year ended December 31, 1997 were $30,091,911.

As of March 20, 1998, 4,213,368 shares of the Registrant's Common Stock and 3,033,995 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I


Item 1. Business..............................................................1
Item 2. Description of Property..............................................10
Item 3. Legal Proceedings....................................................13
Item 4. Submission of Matters to a Vote of Security Holders..................15

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.16
Item 6. Selected Financial Data. . . . . . . . . . . . . . .  . . . . . . . . 18
Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................18
Item 8. Financial Statements and Supplementary Data...........................24
Item 9. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure......................................................24

PART III


Item 10. Directors and Executive Officers of the Registrant . . . . . . . . . 25
Item 11. Executive Compensation...............................................25
Item 12. Security Ownership of Certain Beneficial Owners and Management.......25
Item 13. Certain Relationships and Related Transactions.......................25
Item 14. Exhibits, Financial Statement Schedule  and Reports on Form 8-K......26

SIGNATURES....................................................................31

Financial Statements.........................................................F-1

                                                          PART I

Item 1.        Business.

Introduction

               Milestone Properties, Inc. ("Milestone"), directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Milestone, together with its subsidiaries, is hereinafter referred to as the "Company." The Company is primarily engaged in a single business industry, commercial real estate, which currently involves the ownership, operation and management of 32 interests in commercial real estate properties consisting of (i) 4 fee interests (the "Fee Properties") and (ii)
wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 28 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"). The Company also serves as the master lessee under individual leases on each of the Underlying Properties. The Properties are broken out by type in the following table which should be read in conjunction with Table 1. Summary of Properties and Underlying Debt located at Item 2. Description of Property:

 Property Type                    No. of Properties                 GLA (Sq.Ft.)
 Fee Properties                              4                         537,189
 Underlying Properties                      28                       2,104,859
                                       -------                       ---------
 Totals                                     32                       2,642,048
                                       =======                       =========


               The Company's objectives are to realize upon, maintain and improve the value of the Company's real estate holdings and to generate cash flow. To accomplish these objectives, the Company may (i) continue to operate the Properties, (ii) sell some or all of the Properties, (iii) acquire additional commercial properties to develop and/or hold for investment, (iv) expand, improve or redevelop the Properties or properties owned by affiliates of the Company or third parties through the acquisition and development of adjacent parcels, (v) engage in management services for affiliates of the Company and/or others, (vi) invest in real-estate backed or related securities, (vii) acquire related businesses and/or (viii) engage in such other activities or businesses as are consistent with the Company's overall objectives. In connection with its activities, the Company may also consider selling one or more of its Fee Properties and/or financing or refinancing one or more of the Properties or additional properties acquired by the Company in order to fund its business activities. In addition, the Company may enter into joint ventures or similar arrangements with developers or owners of shopping centers or other commercial properties. These ventures may take the form of joint ownership, participation in general or limited partnerships, or other forms of investment, and may provide for the payment of preferential distributions, guaranteed returns and/or fees for services. The Company may also make secured real estate mortgage loans, including mortgages junior to institutional or other indebtedness, in connection with the acquisition, development, redevelopment or improvement of properties, either to affiliated or unaffiliated parties.

               The Company's business is operated as a single segment for financial reporting purposes. For financial information regarding the Company for the fiscal years ended December 31, 1997, 1996 and 1995, see the consolidated financial statements and the notes thereto contained herein.

Background

               Milestone was incorporated on November 30, 1989 under the laws of the State of Delaware. On December 18, 1990, Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into Milestone (the "Merger"). In the Merger, Milestone succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock, par value $.01 per share (the "Common Stock") and Milestone's $.78 Convertible Series A preferred stock, par value $.01 per share, $10 liquidation preference (the "Series A Preferred Stock").

               In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc. ("Concord") pursuant to which the Company acquired (the "Acquisition"), for approximately $700,000 in cash and 2,545,000 shares of Common Stock, certain of the Fee Properties and certain of the Wrap Debt and certain other wraparound notes and wraparound mortgages. Certain positions in the wraparound notes and wraparound mortgages (together, the "Realized Wrap Debt") and interests in real property which were acquired in the Acquisition have been realized since the Acquisition. Certain directors and executive officers of Concord are also directors and executive officers of Milestone and, at December 31, 1997, Concord beneficially owned approximately 69% of the Common Stock of the Company.

               In October 1995, the Company also completed the transfer (the "Transfer") of 16 of its retail properties (the "UPI Properties") to its then wholly-owned subsidiary, Union Property Investors, Inc. ("UPI"). UPI was recapitalized and spun-off in November 1995 when Milestone distributed all of the outstanding shares of common stock of UPI to Milestone's Common Stockholders (the "Distribution"). On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, UPI terminated its property management and management services agreements with the Company.

               During 1997, the Company sold its remaining ownership of certain issues of mortgage loan securitizations which were backed by mortgage loans on commercial and multi-family dwellings. See Acquisition and Disposition of Real Estate Related Assets.

               Effective as of November 12, 1997 and December 17, 1997, the Company entered into contracts in connection with contemplated purchases of certain strip malls in the Jacksonville, Florida area. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation Recent Developments.

               Effective as of December 24, 1997, the Company entered into an agreement with Societe Generale Securities Corporation ("SGSC") pursuant to which the Company retained SGSC to act as a financial advisor to the Company and two of its affiliates (the "Affiliates") in connection with any transaction involving (i) a proposed sale of certain shopping center properties owned by the Affiliates on which the Company owns wraparound mortgages and (ii) certain of the Company's Fee Properties, which together could represent a substantial portion of the Company's real estate interests.

               Effective as of March 6, 1998, the Company entered into an agreement, subject to certain conditions, in connection with a contemplated sale of its Mountain View Mall property located in Bend, Oregon. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

The Wrap Debt

               Certain material terms generally appearing in the Wrap Debt are described below. Since the provisions of the Wrap Debt are complex and extensive and provisions vary among the Wraparound Notes and Wraparound Mortgages, no attempt has been made to describe in detail or to summarize all provisions of the Wrap Debt.

               Certain of the Wrap Debt and the Realized Wrap Debt were issued by certain limited partnerships sponsored by Concord (the "Partnerships") to affiliates of Concord which were formed for the purpose of (i) acquiring the Underlying Properties and other commercial real properties which secured the Realized Wrap Debt, (ii) selling such properties to the Partnerships for cash and issuing certain of the Wrap Debt and the Realized Wrap Debt and (iii) leasing the Underlying Properties and other commercial real properties which secured the Realized Wrap Debt back from the Partnerships pursuant to Master Leases (the "Master Leases"). Certain directors and officers of the Company are also directors, officers and controlling stockholders of the General Partner of each of the Partnerships. In October 1995, the Company acquired certain of the Wrap Debt and became the lessee under the Master Leases in connection with the Acquisition.

               As the holder of the Wrap Debt, the Company is required to satisfy the obligations under notes and mortgages held by lenders (typically banks or other commercial lenders) on each Underlying Property with a priority senior to that of the Company, including, without limitation, debt owed under any purchase money notes issued by the Partnerships which own the Underlying Property to the prior owner of such property in connection with the acquisition of such Underlying Property (all such senior indebtedness being referred to herein collectively as the "Underlying Debt"). See Table 1 in Item 2.
Description of Property. The Partnerships are obligated to the Company for the Wrap Debt which wraps around and includes the obligation to pay the Underlying Debt, and is secured by a mortgage on the Underlying Property. The Wrap Debt is in a second priority position behind the Underlying Debt and, in some instances, may be in a third priority position overall, behind a bank or commercial lender and a seller or other second priority lender.

               The Wraparound Notes

               The Company is the holder of 40 Wraparound Notes relating to the Underlying Properties. The maturity dates of the Wraparound Notes range from 1998 to 2017 . Each of the Wraparound Notes is a non-recourse obligation of the issuing Partnership and includes the obligation to satisfy the Underlying Debt for the corresponding Underlying Property. The Underlying Debt associated with an Underlying Property in some instances consists of multiple notes and mortgages which may have different priorities in relation to one another but all of which are superior in right to the Wraparound Note and the Wraparound Mortgage relating to an Underlying Property. A Wraparound Note may be prepaid by the Partnership issuing such note by (i) the payment of the excess of (a) the outstanding balance of a Wraparound Note, including accrued interest and any discount element over (b) the then aggregate outstanding balance, including accrued interest, of the Underlying Debt associated with the particular Underlying Property, and (ii) the assumption of the borrower's obligations pursuant to the Underlying Debt associated with the particular Underlying Property. The wraparound mortgagor's (i.e., the Partnership owning the Underlying Property) source of debt service payments on the Wraparound Note is the rent it receives as lessor under the Master Leases. Additionally, any percentage rent payable to the Partnership pursuant to the Master Leases will be paid to the Company as the holder of the Wraparound Note as prepayment under the Wraparound Note.

               A description of the current balances, interest rates, annual debt service, maturity dates and amounts of any balloon payments with respect to the Wraparound Notes is set forth in Table 2 in Item 2.Description of Property.

               The Wraparound Mortgages

               The Company is the holder of 40 Wraparound Mortgages relating to the Underlying Properties. The Wraparound Mortgages provide that, on a non-recourse basis, the Company, as the wraparound mortgagee, will pay, or cause to be paid, all payments required by the Underlying Debt so long as the wraparound mortgagor (i.e., the Partnership that owns the related Underlying Property) makes all payments under the Wraparound Notes. If the Company fails to make any payment required to be made by it within 30 days after the due date of such payment, the wraparound mortgagor may make such payment and deduct the amount of such payment from the next succeeding payments required to be made under the Wraparound Note. The Partnerships, as wraparound mortgagors, are obligated under the terms of the Wraparound Mortgages not to perform any act which would constitute a breach of the mortgage(s) securing the applicable Underlying Debt.

               The Wraparound Mortgages provide that the wraparound mortgagor (i.e., the Partnership that owns the Underlying Property) will maintain all buildings, equipment and other improvements on the related Underlying Property. In the event that the buildings and any other improvements are damaged or destroyed, in whole or in part, or in the event of a taking of a portion of the premises under the power of eminent domain, the wraparound mortgagor is required to restore the same as nearly as possible to the condition they were in immediately prior to the casualty or taking. Insurance proceeds and condemnation awards will be made available, subject to the wraparound mortgagee's control, and subject to the rights of the holders of the underlying mortgages, to the extent necessary to comply with the foregoing. The wraparound mortgagee is required to maintain property, casualty and public liability insurance on the Underlying Property and cannot remove improvements or fixtures or structurally alter any building.

               Pursuant to the terms of the Wraparound Mortgages, the outstanding balance of each corresponding Wraparound Note becomes due and payable upon the occurrence of certain specified events, subject to grace periods and cure rights, including, without limitation, (i) the failure of the wraparound mortgagor to make any payment or perform any covenant required under the related Wraparound Mortgage, (ii) the commencement of any action or proceeding to foreclose any lien senior to the lien created by such Wraparound Mortgage and (iii) the Partnerships, as wraparound mortgagor, becoming the debtor in a bankruptcy or insolvency proceeding. In addition, after any default by the wraparound mortgagor under a Wraparound Mortgage, the Company, as the wraparound mortgagee, may exercise certain rights of the wraparound mortgagor with respect to the management of the related Underlying Property.

               The Company, as the wraparound mortgagee, has the right to refinance, restructure, alter, increase, renew or rearrange the Underlying Debt subject to certain terms and conditions, including, without limitation, that (i) the refinanced portion of the Underlying Debt cannot increase the obligations of the wraparound mortgagor, except in certain limited circumstances, (ii) the rents payable on the Underlying Properties pursuant to the operating leases (the "Operating Leases") on the related Underlying Properties should reasonably be expected to satisfy the debt service obligations on the refinanced portion of the Underlying Debt and (iii) the wraparound mortgagor is to cooperate in the execution of documents necessary to effectuate the refinancing, so long as it is not required to become obligated thereon.

               See Item 3. Legal Proceedings, for a description of a motion which has been filed to enforce a settlement agreement relating to the Underlying Properties and the Wrap Debt.

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

               Pursuant to the Master Leases, the Company, as lessee, (i) pays a fixed base rent to the applicable Partnership, as lessor, (ii) is entitled to receive the revenues payable under the Operating Leases and (iii) is responsible for operating the Underlying Property. The Company is also obligated to pay percentage rent to the lessor equal to certain percentages of net operating income in excess of certain threshold amounts which are subject to adjustment.

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

               As of April 30, 1996, the Company terminated, by written notice, the Master Lease ( the "Chili Lease") on the Property located in Chili, New York (the "Chili Property"). As a result of the termination of the Chili Lease, the Company, the tenant under such lease, assigned all of its rights, title and interest in the Chili Property to Valley Plaza Associates ("VPA"), the landlord under the Chili Lease, and VPA assumed all of the Company's related obligations under the Chili Lease. Neither VPA nor the Company have made the full required payment on the underlying mortgage loan for the Chili Property since May 1, 1996, however VPA has made certain partial payments thereon which have been credited against the Wraparound Note associated with the Chili Property. On February 9, 1998 the Wraparound Note was assigned, resulting in the relief of the non-recourse underlying mortgage.

               The amount of annual rents due with respect to each of the Master Leases and the termination dates thereof are set forth in Table 2 in Item 2. Description of Property.

Acquisition and Disposition of Real Estate Related Assets

               In July 1996, the Underlying Debt of $2,325,000 associated with the Property located in Prattville, Alabama (the "Prattville Property") came due, and the mortgagor extended the balance due to December 1996. Although the Underlying Debt associated with the Prattville Property had not been paid off, regular monthly debt payments had been made by the Company through February 1997. On March 3, 1997, the mortgagor stated its intention to commence foreclosure proceedings. During 1997, as a result of the foreclosure sale by the bank, the Company realized its position in its wraparound note on the Prattville Property. Such sale resulted in the relief of the non-recourse underlying mortgage, which resulted in a book gain of approximately $120,000 to the Company. In conjunction with the foreclosure sale, the Company, as the lessor on the Master Lease on the Prattville Property, canceled such Master Lease.

               On September 24, 1997, the Company completed the purchase of Pine Oak Plaza, a 16,994 square foot shopping center located in Sunrise, Florida (Broward County), from REC I Corporation for approximately $1,100,000 in cash. The shopping center is occupied by local tenants subject to operating leases ranging from 4 to 13 years with various renewal options and is currently 93.5% occupied. This property can be classified as a neighborhood or community unanchored strip center and is located in a secondary type market.

               On October 30, 1997, the Company realized its position in its wraparound note on a property located in Marion, Ohio (the "Marion Property") as a result of the sale of the property by the owners. The sale price of the Marion Property was approximately $2,750,000, which resulted in a book gain of approximately $200,000 to the Company. In conjunction with the sale of the Marion Property, the Company, as the lessor on the Master Lease on the Marion Property, canceled such Master Lease.

               From August 1994 to November 1997, the Company bought and subsequently sold various issues of mortgage loan securitizations which were backed by mortgage loans on commercial and multi-family dwellings ("CMBSs"). To facilitate the purchase of such CMBSs, short term borrowing arrangements ("Loans Payable") were entered into with the brokers from which CMBSs were purchased. The Company engaged in a variety of interest rate management techniques in order to attempt to manage the effective maturity and/or interest rate risks associated with the CMBSs. Such techniques included selling short U.S. Treasury Notes which were collateralized by reverse repurchase agreements.

               The Company had $32,314,853 and $37,594,939 of CMBSs as of December 31, 1996 and 1995, respectively; and $23,829,335 and $27,450,954 of associated Loans Payable as of December 31, 1996 and 1995, respectively. Additionally, the Company had $33,952,346 and $32,823,439 of U.S.

Treasury Notes sold short as of December 31, 1996 and 1995, respectively; and $34,718,749 and $33,119,375 of associated reverse repurchase agreements as of December 31, 1996 and 1995.

               On January 23, 1997,  the Company sold its  ownership of the CMBS consisting of the Nomura Series 1994-MD1 B3A (the "MD1 Certificate") and repaid the associated Loan Payable. At the time of the sale of the MD1 Certificate, the Company had outstanding U.S. Treasury Note short positions totaling $10,000,000 associated with the MD1 Certificate. In connection with the sale of the MD1 Certificate, the Company closed $9,500,000 of U.S. Treasury Note short positions. As a result of the sale, the Company realized a book loss of approximately $1,100,000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

               On November 10, 1997, the Company sold its remaining ownership of the CMBSs consisting of a Nomura Series 1996-MDV B2 certificate (the "MDV Certificate"), a DLJ 1994-MF11 B2 certificate (the "B2 Certificate"), and a DLJ 1994-MF11 B3 certificate (the "B3 Certificate") ( the MDV Certificate, the B2 Certificate and the B3 Certificate may be referred to collectively herein as the "Certificates") and repaid the associated Loans Payable. At the time of the sale of the Certificates, the Company had outstanding U.S. Treasury Note short positions totaling $25,500,000 associated with the Certificates. In connection with the sale of the Certificates, the Company closed all such remaining U.S. Treasury Note short positions. As a result of the sale, the Company realized a book gain of approximately $3,500,000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

               From time to time the Company sells, or may take actions to sell, certain real estate assets which it does not believe to be material to the overall business or financial position of the Company.

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

               Currently, the Company is not required to register as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Company intends to operate its businesses so that it will not be deemed to be an investment company under Section 3(a)(3) of the Investment Company Act or would qualify for an exemption from registration under the Investment Company Act (e.g. Rule 3a-1 or the real estate interest exemption under Section 3(c)(5)(C)).

Real Estate Revenues

     For the years ended December 31, 1997, 1996 and 1995, no tenant accounted for more than 10% of the Company's total revenues. However, K-Mart Corporation accounted for approximately 32%, 30% and 40 %, respectively, of rent revenue.

Potential Environmental Risks

               Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator know of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company has not incurred any costs of removal or remediation of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition. The Company is not aware of any environmental conditions.

Competition

               Any rental property owned or hereafter acquired by the Company (whether retail, office, industrial or residential) will have substantial competition from similar properties in the vicinity in which such property is located. Such competition is generally for the retention of existing tenants and for new tenants upon space becoming vacant. The Company believes that the profitability of each of the Properties is based, in part, upon its geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Company also believes that general economic circumstances and trends as well as the character and quality of new and existing properties which may be located in the vicinity of the Properties are factors that may affect the operation and competitiveness of the property.

               The Company competes with other investors, managers and developers to acquire desirable properties and engages in a continuing effort to identify desirable properties for acquisition. Management believes that the Company can continue to compete effectively in the current real estate environment because of its experience in real estate investments, tenant selection and lease negotiation. However, many other investors in real property who compete with the Company have far greater resources than the Company.

Employees

               The Company employs 38 people, 5 of whom are officers. Pursuant to a management and service agreement, the Company has made available to Concord certain of its employees to perform a variety of management and administrative services for Concord. Except for services provided by certain employees pursuant to such agreements, all of the employees are employed full-time by the Company.

Forward-Looking Statements

               Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Item 2.        Description of Property.

               The Company's executive offices are located at 150 E. Palmetto Park Road, 4th Floor, Boca Raton, Florida, 33432 where it leases approximately 8,000 square feet of office space.

               The company is engaged in the ownership and operation of 32 commercial real estate properties consisting of shopping centers, strip malls and free standing department stores. The following tables describe and summarize certain data for each of the properties. See also Item 1. Business, for a description of additional terms relating to the Properties and the Company's investment policies.

               Table 1. Summary of Properties and Underlying Debt. Table 2. Summary of Wraparound Notes.

Table 1. Summary of Properties and Underlying Debt

                                                                      Amortization
                                                                      Provisions -                                       Balance at
                                                  Underlying          Monthly Payments                                   Maturity
                                 GLA    Occupancy  Debt at   Interest of Principal &    Prepayment           Maturity   (Assuming no
Location        Property         (Sq.Ft) Rate(%)   12/31/97  Rate(%)   Interest          Provisions           Date       Prepayment)
===================================================================================================================================

(1)Bend,OR    Mountain View Mall 346,923   95    $17,179,016  9.00    148,925 - 67% of  Yield maintenance    6/1/98      $17,077,113
                                                                       cash flow as     plus participation
                                                                       defined in the   per formula
                                                                       note

(2)Deland, FL  Deland Plaza       68,337  100   932,726      8.875    14,016          1% premium            4/1/03           343,437

(2)Rochester,NY Ridgemont Plaza   84,181  100 1,156,461       9.25    15,992          1% premium            1/1/02           747,266

   Pascagoula,MS Gulf Coast Plaza 125,803  79         0       -           -                  -                  -                -

   Janesville,WI Blackhawk Village 88,500  86   990,092       9.00    14,060                 -             7/31/02           540,492
                                                118,196       9.00     1,529                 -              8/1/07                 0

(2)Marietta,OH Kmart Corporation   87,543 100 2,040,000  5.75-6.70    Variable semi   None until 2002; then 3/15/07                0
                                                                      annual payments 3%declining 1%annually
                                                                                      to par

(2)Mt.Pleasant,PA Kmart Corporation 83,552  100 1,365,000 6.50-6.80  Variable semi    None until 2001; then  5/1/07          76,197
                                                                     annual payments  3%declining 1%annually
                                                                                      to par

(2)North Canton,OH Kmart Corporation 84,180 100 2,116,132     9.00   21,669          Prepayable at a discount 9/30/12              0

(2) Owensboro,KY  Kmart Corporation  68,337 100 1,600,000 6.50-6.80  Variable semi   None until 2001; then    12/1/07              0
                                                                     annual payments 3%declining 1% annually
                                                                                      to par

   Quincy, IL Harrison Street Plaza 149,954  99 3,042,405     7.75    27,912          Prepayable at par        7/1/98      2,992,016

   Natchez, MS Morgantown Plaza      92,646 100 1,833,519    12.50    Available cash  6% declining 1% annually 4/1/07      1,076,197
                                                                      flow            to par

(2)Streetsboro,OH Kmart Corporation  84,800 100 1,385,000 6.35-6.70   Variable semi   None until 2001; then   12/1/06              0
                                                                      annual payments 3% declining 1% annually
                                                                                      to par

(2)Dubois, PA  Sandy Plaza           34,019 100 1,490,000     7.00    Variable semi   None until 2004; then   12/1/06              0
                                                                      annual payments 3% declining 1% annually

(2)Franklin
   Township,PA Franklin Plaza        31,170 100 1,465,000     6.00    Variable semi   None until 2004; then   12/15/07             0
                                                                      annaul payments 3%declining 1% annually

(2)Clarksville,TN Kmart Corporation  88,100 100 1,565,000 6.00-6.80   Variable semi   None until 2002; then    10/1/06             0
                                                                      annaul payments 3% declining 0.5% annually
                                                                                       to par

  Montgomery,AL Chisolm Shopping     39,075 100 1,277,608      8.75    14,500          None until 1998; then    4/1/07       396,073
                Center                                                                 5% declining 1% annually
                                                                                       to a 2% minimum

  Paris, TN   Paris Plaza           102,453  98   590,753     13.50    8,859           None until 1998; then 4%  4/1/08            0
                                                                                       declining 1% annually to par

                                                  355,949      9.25    8,467           7% declining 1% annually  7/1/03            0
                                                                                       until par

(3)Chili, NY  Chili Plaza                -   -  1,477,009      9.63    21,688          1% premium                8/1/04            0

  South
  Williamson KY, Southside Mall    285,655  97 15,088,951      9.00    144,833             -                    10/1/98   14,463,542


     Savannah,TN Savannah Plaza     46,400 100    323,794      9.50    6,612               -                    1/31/03           0

     Danville,IL Holiday Square     50,978 100    475,636     9.625    9,663           1% premium                9/1/02       64,250

(2)Warsaw, VA  Richmond Plaza       43,200 100    817,913    13.125   11,373           5% declining 1% annually 10/1/09            0
                                                                                       to a 2% minimum

(2)Southwick,MA Greenwood Plaza     45,000 100    793,343     11.50    9,857 in advance 1% premium               9/1/09            0

(2)Walpole, NH Kendiana Plaza       32,400 100    793,343     11.50    9,857 in advance 1% premium                9/1/09           0

   Baton Rouge,LA Capitol Heights   52,700 100  2,066,293     12.00    33,583          5% declining 1% annua1ly 12/1/05            0
                                                                                       to a 2% minimum

(1)Sunrise, FL Pine Oak Plaza       16,994  94          0      -          -                   -                     -              0

(2)Palatka, FL Walmart Corporation  91,840 100  1,196,901     12.00    17,247          5% declining 1% annua1y  11/1/07            0
                                                                                       to a 2% minimum

(2)Vestiva
   Hills,AL Columbiana Crossing     35,946 100    745,292     13.00    13,759          5% declining 1% annually 11/1/04            0
                                                                                       to a 2% minimum

(2)Columbus, NE Cottonwood Plaza    64,890 100  1,360,287      12.00    17,201                    -              9/1/10        9,274
                                                   63,918       9.50    697                       -              7/1/11            0

(2)Hamilton, NY Alexander Plaza     43,200 100    822,687     13.125    11,373          5% declining 1% annually 12/1/09           0
                                                                                        to a 2% minimum

(1)Zanesville,OH
          Sunrise Shopping Center  130,072  55  1,199,650       9.50    14,295                  -                5/31/98   1,170,645

(1)Blackstone,VA Family Dollar      43,200  21         0           -         -                  -                  -               -


(1) Fee Property
(2) Annual real estate taxes are the responsibility of the tenant.
(3) Property was under receivership at December 31, 1997. On February 9, 1998 the Wraparound Note was assigned resulting in the relief of the non-recourse underlying mortgage.

Table 2. Summary of Wraparound Notes at December 31, 1997


                                Carrying      Face            Annual                 Balance at    Annual
                                Amount of     Amountof        Payments     Final     Maturity      Master       Master
                      Interest  Wraparound    Wraparound      of Principal Maturity  (Assuming No  lease        lease
      Location         Rate(%)  Notes         Notes           &Interest    Date      Prepayment)   Payment      Termination
====================  ========= ============  =============  ============= ========= ============= ============ ============
Baton Rouge, LA         9.75    $ 4,006,610   $4,469,548    $ 630,350       12/31/99    $3,890,656  $630,350     12/31/99

Chili, NY               10.00     1,477,009    4,883,737      674,340       12/31/99     3,152,116   674,340     12/31/99

Clarksville, TN         9.75      1,754,804    3,759,873      554,822       12/31/99     2,969,232   554,822     12/31/99

Columbus, NE            9.75      2,172,024    2,436,955      309,207       12/31/99     2,235,677   309,207     12/31/99

Danville, IL            9.75        886,939    1,851,308     275,730        12/31/99     1,564,040   275,730     12/31/99

Deland, FL              9.70      1,411,835    1,929,531     207,550        12/31/99     1,890,294   207,550     12/31/99

Dubois, PA              10.00     1,484,336    3,057,647     475,498        12/31/99     1,995,528   475,498     12/31/99

Ellwood City (Franklin
Township), PA           10.00     1,484,336    3,057,647     475,498        12/31/99     1,995,528   475,498     12/31/99

Hamilton, NY            9.75      1,089,447    1,493,689     210,745        12/31/99     1,229,940   210,745     12/31/99

Janesville, WI          10.25     1,434,849    2,173,824     268,502        12/31/15             0   268,502     12/31/15

Marietta, OH            8.32      2,958,338    3,165,088     371,533        12/31/14             0   371,533     12/31/14

                        11.00        20,000       25,148                    12/31/14       160,313         -      -

Montgomery, AL          9.75        940,941    2,251,243     295,516        12/31/99     2,032,563   295,516     12/31/99

Mt. Pleasant, PA        9.18      2,334,042    2,545,423     290,345        12/31/15             0   290,345     12/31/15

                        11.00        12,626       12,976                    12/31/14        83,481         -      -

Natchez, MS             10.00     1,574,516    3,825,382    516,210         12/31/98     3,097,131   516,210     12/31/98

No. Canton, OH          9.11      2,207,236    2,873,770    333,272         12/31/14             0   333,272     12/31/14

                        11.00        26,575       33,958          0         12/31/14       216,478         -      -

                        11.00        25,650       29,026          0         12/01/14       186,725         -      -

Owensboro, KY           10.00     2,784,791    2,787,357    337,955         12/31/15             0   337,955     12/31/15

Palatka, FL             9.75      1,765,532    2,446,691    407,745         12/31/99     1,921,922   407,745     12/31/99

                        11.00        24,650       24,816          0         12/31/99        30,891         -      -

Paris, TN               10.00     1,551,337    3,364,006    555,860         12/31/99     2,687,003   555,860     12/31/99

                        11.00        51,016       65,515          0         12/31/99        80,814         -      -

Southwick, MA           9.75        868,168    1,420,480     196,750        12/31/99     1,248,385   196,750    12/31/99

So. Williamson, KY      9.88     13,674,922   24,521,288   4,181,000        12/31/99    19,052,522 4,181,000     12/31/99

Streetsboro, OH         9.68      1,793,315    2,298,679     276,986        12/31/14             0   276,986     12/31/14

                        11.00        21,447       27,640           0        12/31/14       176,200         -      -

                        11.00        19,600       22,180           0        12/01/14       142,686         -      -

                        11.00        10,000       10,169           0        12/31/14        65,418         -      -

Vestivia Hills, AL      9.75      1,360,003    1,800,257     257,306        12/31/99     1,555,772   257,306     12/31/99

Walpole, NH             9.75      1,006,457    1,420,480     196,750        12/31/99     1,248,385   196,750     12/31/99

Pascagoula, MS          9.75      1,225,566    2,070,634     246,507        12/31/17             0   270,266     12/31/17

                        12.00       175,125      187,335      23,759        12/31/17       187,335         -      -

                        11.00        34,658       35,620           0        12/31/16       285,255         -      -

Quincy, IL              10.00     2,545,600    6,293,133     920,890        12/31/98     4,904,390   920,890     12/31/98

Rochester (Greece), NY  9.70      1,507,843    1,788,998     220,906        12/31/14             0   220,906     12/31/14

                        10.00       130,625      166,167           0        12/31/14       910,735         -      -

Savannah, TN            9.88        500,590    1,228,035     197,500        12/31/99       993,633   197,500     12/31/99

Warsaw, VA              9.75      1,049,573    1,406,491     175,974        12/31/99     1,547,507   175,974     12/31/99


Item 3.              Legal Proceedings.

     A lawsuit (the "Rabin Litigation") purporting to be a class action against, among others, Concord, Leonard S. Mandor, Robert A. Mandor and certain partnerships (the "Concord Partnerships") and affiliates of Concord, was filed in September 1989 in the United States District Court for the Southern District of New York alleging various federal and common law claims relating to the sales of interests in such Concord Partnerships. In November 1991, the Rabin Litigation was settled pursuant to the terms of the court-approved settlement agreement (the "Rabin Settlement Agreement"). A motion brought by the plaintiffs in the Rabin Litigation seeking to enforce the Rabin Settlement Agreement and for declaratory and other relief was settled by a Stipulation and Order (the "Rabin Stipulation and Order") entered and approved by the United States District Court on October 24, 1997. The plaintiffs asserted, inter alia, that the defendants breached the Rabin Settlement Agreement by improperly allocating transaction expenses against the payment to be made to the selling Concord Partnerships in certain circumstances pursuant to the Rabin Settlement Agreement and breached their fiduciary duties to the plaintiffs by prematurely selling properties without valid business justification.

     Under the Rabin Stipulation and Order, the plaintiffs withdrew their breach of fiduciary duty claims and withdrew with prejudice their claim that defendants breached the Rabin Settlement Agreement by their allocation of transaction expenses from the sale of certain properties in exchange for a payment of $600,000 from the defendants. The settlement payment has been made. In addition, the Rabin Stipulation and Order provides for a formula relating to the allocation of transaction expenses in connection with the future sale of certain properties owned by the Concord Partnerships, including the Underlying Properties subject to the Wrap Debt. Generally, under such formula, if a Property (as defined in the Rabin Settlement Agreement) is sold for a price less than the sum of (a) the outstanding Wrap Debt, (b) the Permitted Additional Wrap Debt (as defined in the Rabin Settlement Agreement) and (c) the amount to be paid to the holder of the Wrap Debt pursuant to the Rabin Settlement Agreement, then 82.25% of the transaction expenses shall be the obligation of the selling Concord Partnership, and shall be deducted from the 11% of net proceeds (as defined in the Rabin Settlement Agreement) to be distributed to the selling Concord Partnership, and the Company, as the holder of the Wrap Debt, will be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. In the event a Property is sold for a price in excess of the sum of (a) the outstanding Wrap Debt, (b) the Permitted Additional Wrap Debt and (c) the amount to be paid to the holder of the Wrap Debt pursuant to the Rabin Settlement Agreement, then the transaction expenses shall be deducted from the proceeds in excess of such existing debt, and, if such excess proceeds are not sufficient to pay all such transaction expenses, 82.25% of the balance of such transaction expenses shall be paid out of the 11% of the net proceeds distributed to the selling Concord Partnership, and the Company will be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such events. The Company does not believe that the Rabin Stipulation and Order materially adversely affects the Company. There can be no assurance, however, that the plaintiffs will not pursue the breach of fiduciary duty claims against Concord and the General Partners of the Concord Partnerships which own the Underlying Properties which were withdrawn under the terms of the Rabin Stipulation and Order.

     On January 30, 1996, Milestone, its Board of Directors and Concord were named as defendants in an action (the "Winston Action") commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the action, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself and other Series A Preferred Stockholders, alleged that in connection with the Acquisition, the Transfer and the Distribution (the Acquisition, the Transfer and the Distribution are collectively referred to herein as the "Transactions"), Milestone and its directors engaged in self-dealing and breached their fiduciary duties and faith and fair dealing to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Properties were grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint and, after hearing arguments thereon, the Delaware Court dismissed the plaintiff's claim for rescission of both the Transfer and the Distribution and reserved decision on the defendants' motion to dismiss the plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action. On May 12, 1997, the Delaware Court issued a decision on such motion and dismissed the plaintiff's breach of fiduciary duty and statutory claims (although the Delaware Court had allowed the plaintiff to replead the fiduciary duty claim as a derivative claim brought on behalf of Milestone), but did not dismiss the plaintiff's claim that the Transfer and the Distribution did not comply with the Certificate of Designations for the Series A Preferred Stock. On June 4, 1997, the plaintiff appealed the Delaware Court's dismissal of the fiduciary duty claim and, on June 11, 1997, the defendants filed a cross-appeal. The plaintiff thereafter filed an amended complaint.

     On October 30, 1997, Milestone entered into a Stipulation of Settlement (the "Winston Settlement Agreement") providing for the settlement (the "Winston Settlement") of the purported class action lawsuit. The Winston Settlement is subject to approval by the Delaware Court after a hearing, and is also subject to a number of conditions which may be waived at the option of the Company and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock do not opt out of the Winston Settlement.

     If the Winston Settlement is approved and consummated, the Winston Action will be dismissed, Milestone's stockholders will release all derivative claims arising in connection with the Transactions and the holders of the Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement is consummated will release any claims they may have against Milestone and the other named defendants arising out of the Transactions. Each Series A Preferred Stockholder who does not opt out of the Winston Settlement and who owns shares of the Series A Preferred Stock on the date the Winston Settlement is consummated will received $0.75 per share in cash from the Company and one share of preferred stock of Concord Milestone Preferred, Inc., a Delaware corporation affiliated with Concord ("CMP") ( the "CMP" Preferred Stock), in exchange for each share of Series A Preferred Stock surrendered. The CMP Preferred Stock will have a liquidation preference of $2.25 per share, will be required to be redeemed by CMP at $2.25 per share after five years, and will have no voting or dividend rights; in addition, the CMP Preferred Stock will be subject to optional redemption in accordance with a schedule during the five year period prior to mandatory redemption. CMP's redemption obligations will be secured by a letter of credit.

     The ultimate consummation of the Winston Settlement as set forth in the Winston Settlement Agreement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Delaware Court, and therefore is inherently uncertain. Accordingly, no dollar amount has been included in the Company's accompanying financial statements to reflect the potential Winston Settlement. If the Winston Settlement is consummated, the Company does not anticipate that the Company's portion of such settlement costs will exceed $3,000,000. There can be no assurance, however, that any fees, expenses or other costs associated with the ultimate resolution of the Winston Action will not differ from such estimate.

     The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed with the Securities and Exchange Commission on November 12, 1997 as Exhibit 2 to Milestone's Form 8-K.

     On January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of

$2,000,000. Pursuant to the Winston Settlement Agreement, if the Winston Settlement is consummated, Milestone will be required to pay, in cash, $0.75 per share for each of the outstanding 3,033,995 shares of Series A Preferred Stock, to each Series A Preferred Stockholder who does not opt out of the Winston Setllement, plus the plaintiff's legal fees in an amount not to exceed $650,000 and will incur other legal expenses. Milestone believes that the amount it and certain of its directors will be required to pay, pursuant to the Winston
Settlement Agreement and as a result of the litigation, if the Winston Settlement is consummated, are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company has incurred approximately $250,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union has refused to contribute to the Winston Settlement, as set forth in the Winston Settlement Agreement, asserting that the Winston Settlement does not encompass any covered loss (as defined in the National Policy). Stonewall has also refused to contribute to the Winston Settlement. In the complaint, the plaintiffs allege that National Union and Stonewall have wrongfully failed to contribute to the Winston Settlement and seek reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union has answered the complaint and has denied liability. Stonewall has until April 6, 1998 to answer the complaint. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

Item 4.              Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common  Stock and the Series A  Preferred  Stock have traded on the New
York  Stock   Exchange   ("NYSE")   under  the  symbols  "MPI"  and  "MPI  PRA",
respectively, since January 29, 1991.

     The quarterly high and low sales prices in 1997 and 1996 for the Common Stock and the Series A Preferred Stock, as reported by Bloomberg, were as follows:

   Common Stock                                 High                 Low

   1997
   First Quarter                            $   7/8           $    9/16
   Second Quarter                               9/16               7/16
   Third Quarter                                9/16               7/16
   Fourth Quarter                              11/16                1/2

   1996
   First Quarter                              $ 2 1/8          $   1 1/2
   Second Quarter                               1 7/8              1 1/8
   Third Quarter                                1 1/8              11/16
   Fourth Quarter                               1 1/8                5/8


   Series A Preferred Stock                     High                 Low

   1997
   First Quarter                          $      7/8          $   5/8
   Second Quarter                               11/16              1/2
   Third Quarter                              1 5/16              7/16
   Fourth Quarter                             1 5/16            1 3/16

   1996
   First Quarter                           $    3 1/4         $   2
   Second Quarter                               2 5/8             1 1/8
   Third Quarter                                1 1/4             26/32
   Fourth Quarter                               1 1/8               5/8



On March 20, 1998, the last reported sale price of the Common Stock was $1 9/16 and the last reported sale price of the Series A Preferred Stock was $1 7/16. On March 20, 1998, there were approximately 1,899 record holders of the Common Stock and 1,651 record holders of the Series A Preferred Stock.

Dividend Policy

                     Common Stock

     Milestone has never paid any cash dividends on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. While there are no restrictions on Milestone's ability to pay dividends, except for the preference of the Series A Preferred Stock (discussed below), the Company anticipates that in the future earnings will be retained to finance the Company's operations. Any decision as to the future payment of dividends on the Common Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

                     Series A Preferred Stock

     Milestone's Board of Directors determined not to pay any dividends on the Series A Preferred Stock during the years ended December 31, 1996 and 1997 and for the quarter ended March 31, 1998. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

     After September 30, 1995, holders of the Series A Preferred Stock having a liquidation preference of $10.00 per share, were no longer entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to pay a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was paid, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who currently elect one member of the Board of Directors, are entitled to elect a second member of the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

Item 6.  Selected Financial Data
       (Amounts in thousands, except per share information)

                                                      Years Ended December 31,
                                                      1997              1996              1995             1994             1993
------------------------------------------------------------------------------------------------------------------------------------


Total revenues                                        $ 30,092       $   33,722       $    25,768       $    19,404        $  14,494

Total expenses                                         34,244            35,843            26,261            16,951           14,278

(Loss)income before income taxes                       (4,152)           (2,121)             (493)            2,453              216
Benefit (provision) for income taxes                      721             (366)             (317)           (1,161)           ( 377)

Net (loss)income                                       (3,431)           (2,487)             (810)            1,292            (161)
Distributions on preferred stock                            0                  0            (2,732)         (2,772)          (2,807)
                                               --------------    ---------------         -----------     -----------     -----------

Loss attributable to common stockholders              ($3,431)          ($2,487)           ($3,542)        ($1,480)         ($2,968)
                                               ===============   ===============        ===========      ==========      ===========

Loss per common share                                  ($0.82)           ($0.65)            ($2.13)         ($1.28)          ($2.06)
                                              ================   ===============        ===========      ===========     ===========

Weighted average common shares
    outstanding                                         4,207              3,846             1,665            1,160            1,441
                                              ===============    ===============        ============    ============     ===========

Total assets                                          $112,223         $182,095           $198,413          $137,785         $87,390

Mortgages and notes payable                            67,739            71,563             79,278            47,105          43,253



Milestone has never paid any cash dividends on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock or on the Series A Preferred Stock in the foreseeable future. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

For a discussion regarding new accounting standards, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Standards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing in Item 14 of this report.

General

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Item 1. Business - Forward Looking Statements.

     The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets.

Year 2000 Compliance

     The Company has and will continue to make certain investments in its software systems and applications to ensure that the Company is year 2000 compliant. It is anticipated that the project will be completed by internal staff without significant contributions from outside contractors. Management believes that the financial impact to the Company of ensuring its year 2000 compliance has not been and will not be material to the Company's financial position or results of operations.

Recent Developments

     On March 6, 1998, the Company entered into a contract in connection with the contemplated sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property"). Under the terms of the contract, which is in the feasibility stage, the potential purchaser is not yet obligated to purchase the Bend Property and the Company is not yet obligated to sell the Bend Property, and any such obligation for the purchase or sale of such property is conditional upon the occurrence or non-occurrence of certain events and/or determinations, some or all of which may not be in the control of the Company. Accordingly, there can be no assurance that the contemplated transaction will occur.

     On February 9, 1998, the Company realized its position in its wraparound note on the property located in Chili, New York, as a result of the assignment of the wraparound note. Such assignment resulted in the relief of the non-recourse underlying mortgage, which resulted in a net book gain of approximately $75,000 to the Company.

     The Company entered into an agreement with SGSC (the "SGSC Agreement") on January 9, 1998, effective as of December 24, 1997, pursuant to which the Company retained SGSC to act as a financial advisor to the Company and two of its affiliates (the "Affiliates"), in connection with any transaction involving a proposed sale (a "Proposed Sale") by the Affiliates of certain shopping center properties and any proposed sale by the Company of certain of its Fee Properties. The shopping center properties to be sold by the Affiliates are subject to Wrap Debt held by the Company which would need to be released prior to the consummation of any transaction. The Properties to be sold and the Wrap Debt to be repaid in connection with a Proposed Sale could represent a substantial portion of the Company's real estate related assets.

     Neither the Company nor the Affiliates have entered into any commitment, agreement or understanding with any prospective purchaser with respect to a Proposed Sale, and there can be no assurance that SGSC will be able to identify suitable candidates to undertake a Proposed Sale, or that if identified, the Company and the Affiliates will be willing and able to consummate a Proposed Sale on terms acceptable to them.

     On November 21, 1997 and December 17, 1997, the Company entered into contracts (the "Purchase Contracts") in connection with the contemplated purchase of two strip mall shopping centers in the Jacksonville, Florida area. Pursuant to the Purchase Contracts any obligations to purchase such properties are subject to the occurrence or non-occurrence of certain events and/or determinations, some or all of which may not be in the control of the Company. Accordingly, there can be no assurance that the contemplated transactions will occur.

Results of Operations

                     Calendar Year 1997 Compared to Calendar Year 1996

     The Company recognized a net loss of $3,430,731 for the year ended December 31, 1997 as compared to a net loss of $2,486,974 for the same period in 1996 due to the following factors:

     Revenues for 1997 were $30,091,911, a decrease of $3,630,531 or 11%, from $33,722,442 for 1996. Such decrease was primarily due to the net of: (1) a decrease in interest income of $4,299,059 resulting primarily from (a) a decrease in interest income of approximately $994,000 due to a decrease in the number of wraparound notes held by the Company to 28 for the year ended December 31, 1997 from 30 for the same period in 1996 and (b) a decrease in interest income of approximately $3,196,900 due to the sale by the Company of all four of its mortgage backed securities, (2) a decrease in rental income of $1,102,272 resulting from a decrease in the number of properties leased by the Company to 28 for the year ended December 31, 1997 from 30 for the same period in 1996, (3) an unrealized holding loss on U.S. Treasury Notes sold short of $316,887 for 1997 compared to an unrealized holding gain of $1,217,186 for 1996 and (4) a gain on the sale of available-for-sale securities of $3,511,560 for 1997 compared to a loss on the sale of available-for-sale securities of $350,699 for 1996.

     Operating expenses for the year ended December 31, 1997 were $21,686,805, a decrease of $1,221,139, or 5%, from $22,907,944 for the year ended December 31, 1996. Such decrease was primarily due to the net of: (1) a decrease in net lease expenses of $1,221,258 due to a decrease in the number or properties leased by the Company to 28 for the year ended December 31, 1997 from 30 for the same period in 1996, (2) a decrease in property expenses of $299,903 due to the decrease in the number of properties leased by the Company, (3) a decrease in professional fees of $139,627 due to non-recurring transaction costs associated with the disposition of real estate related assets in 1996 and (4) an increase in salaries, general and administration expenses of $416,800 due to an increase in bonuses for several executive officers of the Company.

     Interest expense for the year ended December 31, 1997 was $9,119,554, a decrease of $2,842,226, or 24%, from $11,961,780 for the year ended December 31, 1996. Such decrease was primarily due to a decrease in financing arrangements related to the disposition during 1997 by the Company of all four of the mortgage backed securities then held by the Company resulting in a decrease in interest expense of approximately $2,560,800.

     Valuation allowance, which is a reduction in the carrying value of the Wraparound Notes, for the year ended December 31, 1997 was $2,590,132, an increase of $2,400,279 from $189,853 for the year ended December 31, 1996. The value of the underlying collateral was determined by internal analysis and independent appraisals.

     Depreciation and amortization for the year ended December 31, 1997 was $847,385, an increase of $63,984, or 8%, from $783,401 for the year ended December 31, 1996. Such increase was primarily due to approximately $1,253,000 of property improvements purchases made during 1997.

                     Calendar Year 1996 Compared to Calendar Year 1995

     Revenues for 1996 were $33,722,442, an increase of $7,954,932, or 31%, from $25,767,510 in 1995. Such increase was primarily due to the net of: (1) an increase in rental income of $1,506,092 attributable to the Properties acquired in the Acquisition, (2) an increase in interest income of $8,637,435 resulting primarily from (a) Wraparound Note receivable interest of approximately $7,875,000, and (b) interest income relating to the mortgage backed securities purchased in March 1995 and March 1996 of approximately $398,000, (3) an unrealized holding gain on U.S. Treasury Notes sold short of $1,217,186 in 1996 compared to an unrealized holding loss of

$4,137,225 for such securities in 1995, (4) a gain on sale of real estate related assets of $260,239 for 1996 as compared to a gain of $6,326,231 on sale of property in 1995 and (5) a loss on the sale of available-for-sale securities of $350,699 in 1996 compared to a gain of $1,561,721 for such securities in 1995.

     Operating expenses for 1996 were $23,097,797, an increase of $9,140,312, or 65%, from $13,957,485 in 1995. Such increase was primarily due to the net of:
(1) an increase in lease expense of $11,953,480 attributable to the Master Leases acquired in the Acquisition, (2) an increase in property expenses of $782,070 due to the Underlying Properties relating to the Master Leases, (3) an increase in expenses for management company operations of $653,300 due to additional properties managed by the Company in 1996 and (5) a decrease in professional fees of $3,979,434 for 1996 compared to 1995, when the Company consumated the Acquisition, the Transfer and the Distribution.

     Interest expense for 1996 was $11,961,780, an increase of $3,046,016, or 34%, from $8,915,764 in 1995. Such increase was primarily due to: (1) debt service on the Underlying Properties and (2) additional interest charges relating to the mortgage backed securities purchased in March 1995 and March 1996.

     Depreciation and amortization expense for 1996 was $783,401, a decrease of $2,604,001, or 77%, from $3,387,402 in 1995. Such decrease was primarily due to:
(1) a decrease in depreciable real estate assets to three properties in 1996 from 18 properties in 1995, amounting to a decrease in property depreciation of approximately $583,270 in 1996 and (2) a net decrease in amortization of management contract rights of approximately $191,798 in 1996.

Liquidity and Capital Resources

     During 1997, the Company sold its $16,700,000 par MDV Certificate for $14,680,344, using $10,251,093 to pay off the balance of the financing associated with the MDV Certificate and keeping net proceeds of $4,429,251. During 1997, the Company sold its $5,000,000 par B2 and its $8,560,000 par B3 Certificates for $12,556,138, using $9,373,175 to pay off the balance of the financing associated with the B2 and B3 Certificates and keeping net proceeds of $3,182,963. In connection with the sale of the Certificates and the close of the U.S. Treasury Note short positions and the proceeds therefrom, the Company has paid bonuses of approximately $669,460 to several executive officers of the Company pursuant to a long term incentive plan for management. The Company does not currently anticipate investing in additional certificates.

     The Company, as the holder of 222,860 shares of Kranzco Series C Cumulative Redeemable Preferred Shares is entitled to receive from the redemption of such shares, in 5 equal installments over the next 13 months, an aggregate amount of cash equal to approximately $2,228,600, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such funds will be available to fund the Company's obligations and its real estate investment and development activities.

     Milestone has no present intention to declare or pay cash dividends on the Series A Preferred Stock or Common Stock in the foreseeable future. The cumulative period relating to the payment of dividends on the Series A Preferred Stock expired on September 30, 1995. The Company anticipates that approximately $3,000,000 of cash will be required in connection with the implementation of the Winston Settlement and that additional sums of cash will be required in connection with potential purchases of community shopping centers and strip malls that are currently being contemplated. If Milestone declares further dividends on the Series A Preferred Stock or the Common Stock and the payment thereof utilizes all, or substantially all, of its available cash flow after taxes and expenses, the Company will require other sources of funding to allow it to implement the Winston Settlement, effect the contemplated purchases and accomplish its other long-term goals. Accordingly, no assurance can be given that Milestone will declare or pay dividends on the Series A Preferred Stock or, subject to the preference on the Series A Preferred Stock, the Common Stock, in the future, and currently has no intention to do so. Any decision as to the future payment of dividends on the Series A Preferred Stock or Common Stock will depend on the results of operations, investment opportunities for available funds, the financial condition of the Company and such other factors as Milestone's Board of Directors deems relevant. See Item 5.Market for Registrant's Common Equity and Related Stockholder Matters

     Cash generated by the sale of the Certificates, the redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock and the cash on hand at December 31, 1997 may be used to fund (i) the cash payments to be made by the Company pursuant to the Winston Settlement, (ii) expenses relating to the Winston Settlement, (iii) bonus payments to be made to several executive officers of the Company under a long term incentive plan, (iv) the Company's real estate investment, acquisition and development activities and (v) other general corporate purposes. See Item 3. Legal Proceeding for a description of the terms of the Winston Settlement.

     The Company's existing borrowings and the encumbrances on the Properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

     The Company has invested available funds in secure, short-term, interest bearing investments. The Company believes that its levels of working capital, liquidity and funds from operations, are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company seeks to maximize shareholder value. Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

Cash Flows

     Net cash used in operating activities of $6,073,949 for the year ended December 31, 1997 included (1) a net loss of $3,430,731, (2) adjustments for non-cash items of $1,172,247 and (3) a net change in operating assets and liabilities of $1,470,971, compared to net cash used in operating activities of $2,783,859 for the year ended December 31, 1996, which included (1) net loss of $2,486,974, (2) adjustments of $728,499 for non-cash items and (3) a net change in operating asset and liabilities of $431,614, compared to net cash provided by operating activities of $637,203 for the year ended December 31, 1995, which included (1) a net loss of $809,649, (2) adjustments for non-cash items of $4,530,845 and (3) a net change in operating assets and liabilities of $5,977,697.

     Net cash provided by investing activities of $47,421,221 for the year ending December 31, 1997 included (1) proceeds from principal repayments on loans receivable and Wraparound Notes of $4,750,010, (2) the issuance of
Wraparound Notes of $81,934, (3) purchase of building, land and leasehold improvements of $1,363,153; (4) proceeds from the sale of real estate related assets of $5,258,708, (5) proceeds from the sale of available-for-sale securities of $36,360,354, (6) proceeds from the redemption of investments in preferred stock of $1,730,833, (7) proceeds from redemption of reverse repurchase agreements of $35,035,636 and (8) purchase of U.S. Treasury Notes of $34,269,233, compared to net cash provided by investing activities of $14,021,098 for the year ended December 31, 1996, which included (1) proceeds from principal repayments of $4,817,864 on loans receivable and Wraparound Notes, (2) issuance of Wraparound Notes of $45,550, (3) purchase of leasehold improvements of $213,186, (4) proceeds from the sale of real estate related assets of $4,325,177, (5) proceeds from the sale of available-for-sale securities of $23,201,402, (6) proceeds from the redemption of investments of $2,541,667, (7) purchase of $20,142,060 of available-for-sale securities, (8) proceeds from U.S. Treasury Notes sold short of $13,989,844, (9) proceeds from the redemption of reverse repurchase agreements of $9,203,125, (10) purchase of U.S. Treasury Notes of $9,143,750 and (11) purchase of reverse repurchase agreements of $14,513,435. Net cash provided by investing activities of $21,712,986 for the year ended December 31, 1995 included (1) purchase of building, land and leasehold improvements of $796,561, (2) proceeds from the principal repayments on loans receivable of $49,771, (3) proceeds from the sale of real estate related assets of $25,079,214, (4) proceeds from the sale of available-for-sale securities of $25,285,441, (5) proceeds from U.S. Treasury Notes payable of $2,590,951, (6) purchase of reverse repurchase agreements of $2,240,011 and (7) purchase of $28,255,819 of available-for-sale securities.

     Net cash used in financing activities of $31,053,874 for the year ended December 31, 1997 included (1) principal payments on mortgages and notes payable of $6,685,652, (2) principal payments on loans payable of $23,829,335, (3) amounts paid on U.S. Treasury Notes payable of $316,887 and (4) amounts in restricted cash of $222,000, compared to net cash used in financing activities of $10,657,906 for the year ended December 31, 1996, which included (1) distributions of $666,622 to Series A preferred stockholders, (2) principal repayments of $7,586,850 on mortgages and notes payable, (3) proceeds of $14,522,045 from loans payable, (4) principal payments of $18,143,665 on loans payable and (5) proceeds of $1,217,186 received on U.S. Treasury Notes payable. Net cash used in financing activities of $21,606,887 for the year ended December 31, 1995 included (1) distributions paid to Series A Preferred Stockholders of $2,732,243, (2) principal payments on mortgages payable of $19,733,850, (3) proceeds from loans payable of $22,630,146, (4) principal repayments on loans payable of $17,344,127, (5) amounts paid on U.S. Treasury Notes payable of $4,137,225 and (6) payments to common and preferred claimants of $289,588.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements.

     SFAS No. 130 mandates that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with all other financial statements. It does not require a specific format for such financial statements but requires that an enterprise display an amount representing total comprehensive income for the period in such a financial statement.

     SFAS No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no comprehensive income items in any period presented are excluded from the scope of SFAS No. 130.

     SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of SFAS No.
130. SFAS No. 130 will not have a material effect on current or prior period financial statement displays presented by the Company.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operation segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures concerning products and services, geographic areas and major customers.

     SFAS No. 131 is effective for both interim and annual periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. SFAS No. 131 will not have any material effect on disclosures presented by the Company, as the Company operates as a single segment.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosure requirements concerning pension and other postretirement benefit plans by standardizing such disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminate certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures and permits reduced disclosures for nonpublic entities.

     SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 will not have any material effect on disclosures presented by the Company.


Item 8.  Financial Statements and Supplementary Data

          The Company's Consolidated Financial Statements and the notes thereto appear in Item 14 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                                              PART III

          Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.

          The  information  regarding the Company's  directors  required by this
Item is incorporated by reference to the section in the Proxy Statement entitled "Election of Directors."

          The information regarding the Company's executive officers required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Executive Officers."

          The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 10% of the Common Stock or the Series A Preferred Stock required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation.

          The information regarding compensation of directors and executive officers of the Company required by this Item is incorporated by reference to the sections in the Proxy Statement entitled "Executive Compensation" and "Compensation of Directors."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

          The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference to the section in the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  Certain Relationships and Related Transactions.

          The information regarding certain relationships and related transactions required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Certain Relationships and Related Transactions."

Item 14.         Exhibits, Financial Statement Schedule and Reports on Form 8-K.

 (a)(1)              Financial Statements and Financial Statement Schedule.

The following consolidated financial statements of the Company are filed as part of this report:

                                                                      Page
           Independent Auditors' Report                                F-1

           Consolidated Balance Sheets - December 31, 1997 and 1996    F-2

           Consolidated Statements of Revenues and Expenses -
           Years Ended December 31, 1997, 1996 and 1995                F-3

           Consolidated Statements of Stockholders' Equity -
           Years Ended December 31, 1997, 1996 and 1995                F-4

           Consolidated Statements of Cash Flows -
           Years Ended December 31, 1997, 1996 and 1995                F-5

           Notes to Consolidated Financial Statements                  F-6

                     Consolidated Schedule.

                     III.    Real Estate and Accumulated Depreciation at    F-24
                              December 31, 1997

                     Note. All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes to the consolidated financial statements.

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

Exhibit             Description

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

10.3AAmendment to letter agreement related to employment dated March 31, 1993 between the Company and Leonard S. Mandor, dated May 2, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-QSB filed with the Commission on May 16,1996).

10.4 Letter agreement related to employment dated March 31, 1993 between the Company and Robert A. Mandor (incorporated by reference to Exhibit 10.24 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

Exhibit             Description

10.4AAmendment to letter agreement related to employment dated March 31, 1993 between the Company and Robert A. Mandor, dated May 2, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

10.5 Letter agreement related to employment dated March 31, 1993 between the Company and Harvey Shore (incorporated by reference to Exhibit 10.25 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

10.5AAmendment to letter agreement related to employment dated March 31, 1993 between the Company and Harvey Shore, dated May 2, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

10.6 Letter agreement related to employment dated March 31, 1993 between the Company and Joan LeVine (incorporated by reference to Exhibit 10.26 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

10.6AAmendment to letter agreement related to employment dated March 31, 1993 between the Company and Joan LeVine, dated May 2, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

10.7 Letter agreement related to employment dated March 31, 1993 between the Company and Joseph P. Otto (incorporated by reference to Exhibit 10.27 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

10.7AAmendment to letter agreement related to employment dated March 31, 1993 between the Company and Joseph P. Otto, dated May 2, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB filed with the Commission on May 16, 1996).

10.8 Key Executive Employment and Severance Agreements entered into between the Company and:
                     a.  Leonard S. Mandor
                     b.  Robert A. Mandor
                     c.  Harvey Shore
                     d.  Joan LeVine
                     e.  Joe Otto
(incorporated by reference to Exhibit 10.29 to the Company's Form 10-QSB filed with the Commission on May 14, 1993).

10.9 Purchase money promissory note purchase money mortgage and security agreement with The Benderson 85-1 Trust for the Tonawanda, New York, property (incorporated by reference to Exhibit 10.33 to the Company's Form 10-QSB filed with the Commission on August 14, 1993).

10.10Amended  indemnification  agreement between the Company and related parties
     (incorporated by reference to Exhibit 19.2 to the Company's Form 10-Q filed with the Commission on May 14, 1992).

10.11Second amended and restated management and reimbursement agreement between the Company and Concord (incorporated by reference to Exhibit 19.3 to the Company's Form 10-Q filed with the Commission on March 30, 1993).

Exhibit             Description

10.121993  Employee  Stock  Option Plan  (incorporated  by  reference to Exhibit
     10.20 to the Company's  Form 10-KSB filed with the  Commission on March 31,
     1994).

10.131993 Non-Employee  Director Stock Option Plan (incorporated by reference to
     Exhibit 10.21 to the Company's Form 10-KSB filed with the Commission on March 31, 1994).

10.14Pre-sale Wet Ink Funding  Facility between ("MMC") and Nomura Asset Capital
     Corporation (incorporated by reference to Exhibit 10.32 to the Company's Form 10-QSB filed with the Commission on August 15, 1994).

10.15Guaranty   between  the  Company  and  Nomura  Asset  Capital   Corporation
     (incorporated by reference to Exhibit 10.33 to the Company's Form 10-QSB filed with the Commission on August 15, 1994).

10.16Global master Repurchase  Agreement  between Nomura Grand Cayman,  Ltd. and
     MMC (incorporated by reference to Exhibit 10.34 to the Company's Form 10-QSB filed with the Commission on August 15, 1994).

10.17Master Repurchase Agreement between DLJ Mortgage Acceptance Corporation and MMC (incorporated by reference to Exhibit 10.35 to the Company's Form 10-QSB filed with the Commission on August 15, 1996).

10.18Management Services Agreement dated November 20, 1995, between the Company and Union Property Investors, Inc. (incorporated by reference to Exhibit
     10.30 to the Company's  Form 10- KSB filed with the Commission on March 30,
     1996).

10.19Property  Management  Agreement,  dated  November  20,  1995,  between  the
     Company and Milestone Property Management, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10- KSB filed with the Commission on April 1, 1996).

10.20Stipulation and Agreement of Settlement dated October 30, 1997 by and among John Winston, the plaintiff, and Leonard S. Mandor, Robert M. Mandor, Joan LeVine, Harvey Jacobson, Gregory McMahon, Geoffrey S. Aaronson, Milestone and Concord (incorporated by reference to Exhibit 2 to the Company's 8-K filed with the Commission on November 12, 1997.

21   Subsidiaries of the Company.

27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.

(b)                  Reports on Form 8-K.

                                On November  12, 1997, a Form 8-K was filed with
                     the Commission reporting the Winston Settlement and Winston Settlement Agreement entered into on October 30, 1997.

                            On November  21, 1997, a Form 8-K was filed with the
                     Commission reporting the sale of the remaining holdings of available-for-sale securities and containing (i) a pro forma balance sheet as of September 31, 1997 and (ii) a pro forma consolidated statements of revenue and expenses for the nine months ended September 30, 1997 and the year ended December 31, 1996.

                     On January  15,  1998,  a  Form  8-K  was  filed  with  the
                        Commission reporting that the Company entered into an agreement with Societe Generale Securities Corporation pursuant to which the
                     Company retained SGSC to act as financial advisor involving a proposed sale of certain properties.

                                                             SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILESTONE PROPERTIES, INC.

                                  By:    /s/ Leonard S. Mandor
                                         Leonard S. Mandor
                                         Chairman of the Board and
                                         Chief Executive Officer

                                  DATE:   March 20, 1998

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                        Date

/s/ Leonard S. Mandor                                      March 20, 1998
------------------------------------
Leonard S. Mandor
Chairman of the Board and
Chief Executive Officer

/s/ Robert A. Mandor                                       March 20, 1998
------------------------------------
Robert A. Mandor
President, Chief Financial
Officer and Director

/s/ Joseph P. Otto                                         March 20, 1998
------------------------------------
Joseph P. Otto
Vice President and Director

/s/ Patrick S. Kirse                                         March 20, 1998
-----------------------------------
Patrick S. Kirse
Vice President of Accounting
(Principal Accounting Officer)

/s/ Geoffrey S. Aaronson                                   March 20, 1998
------------------------------------
Geoffrey S. Aaronson
Director

/s/ Harvey Jacobson                                        March 20, 1998
----------------------------------
Harvey Jacobson
Director

/s/ Gregory McMahon                                        March 20, 1998
---------------------------------
Gregory McMahon
Director

INDEPENDENT AUDITORS' REPORT




Milestone Properties, Inc.:

We have  audited  the  accompanying  consolidated  balance  sheets of  Milestone
Properties, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of revenues and expenses, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Milestone Properties, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche, LLP
New York, New York

March 20, 1998

                                    MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


ASSETS                                                                          December 31, 1997  December 31, 1996
                                                                                   -------------     -------------
Current Assets:
     Cash and cash equivalents .................................................$     13,435,237    $   3,141,839
     Restricted cash ...........................................................         222,000                0
     Loans receivable ..........................................................       1,512,744        1,684,585
     Accounts receivable .......................................................       1,265,625        1,360,621
     Accrued interest receivable ...............................................       8,465,528        9,646,886
     Due from related party ....................................................         391,851          599,093
     Prepaid expenses and other ................................................       1,034,613          430,603
     Reverse repurchase agreements .............................................               0       34,718,749
     Available-for-sale securities ............................................                0       32,314,853
                                                                                   -------------      -----------

         Total current assets ..................................................      26,327,598       83,897,229

     Property, improvements and equipment, net .................................      19,610,060       18,884,467
     Wraparound notes, net .....................................................      59,402,931       71,431,945
     Deferred income tax asset, net ............................................       4,058,358        3,272,873
     Investments in preferred stock ............................................       2,228,600        3,959,433
     Management contract rights, net ...........................................         290,926          426,467
     Goodwill and other, net ...................................................         304,639          222,863
                                                                                   -------------    -------------

         Total assets ..........................................................   $ 112,223,112    $ 182,095,277
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses .....................................   $   2,015,942    $   2,031,513
     Accrued interest payable ..................................................         259,116        1,139,941
     Master lease payable ......................................................      13,637,564       14,445,351
     Due to related party ......................................................               0           61,688
     Current portion of mortgages and notes payable ............................       5,997,687        2,862,274
     Income taxes payable ......................................................       2,822,119        3,250,744
     Loans payable .............................................................               0       23,829,335
     Treasury notes sold short .................................................               0       33,952,346
                                                                                   -------------    -------------

     Total current liabilit ....................................................      24,732,428       81,573,192

     Mortgages and notes payable ...............................................      61,741,877       71,562,942
                                                                                   -------------    -------------

         Total liabilities .....................................................      86,474,305      153,136,134
                                                                                   -------------    -------------

Commitments and Contingencies

Stockholders' equity:
     Common stock ($.01 par value,  10,000,000 shares authorized,  4,905,959 and
        4,743,155 issued and outstanding in 1997 and 1996,
       respectively: 692,591 shares in treasury) ...............................          49,060           47,433
     Preferred stock (Series A $0.01 par value,
        $10 liquidation preference, 10,000,000 shares
         authorized, 3,033,995 and 3,182,184 shares issued
        and outstanding in 1997 and 1996, respectively) ........................          30,341           31,822
     Additional paid-in surplus ................................................      48,105,428       48,105,575
     Unrealized holding loss - available-for-sale securities
        (Net of tax benefit of $151,552 in 1996) ...............................               0         (220,396)
     Accumulated deficit .......................................................     (18,995,604)     (15,564,873)
     Shares held in treasury - at cost .........................................      (3,440,418)      (3,440,418)
                                                                                    -------------    -------------

         Total stockholders' equity ............................................      25,748,807       28,959,143
                                                                                    -------------    -------------

Total liabilities and stockholders' equity .....................................   $ 112,223,112    $ 182,095,277
                                                                                   =============     ============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
               For the Years Ended December 31, 1997,1996 and 1995

                                                       December 31,1997 December 31, 1996 December 31, 1995
                                                       ---------------- ----------------- -----------------
REVENUES:
     Rent ..............................................   $ 10,280,548     $11,382,820     $ 9,876,728
     Interest income ...................................     13,355,849      17,654,908       9,017,473
     Revenue from management company operations ........        512,303         976,983       1,034,321
     Tenant reimbursements .............................      1,261,217       1,184,462         926,791
     Management and reimbursement income ...............        407,286         835,811         499,806
     Percentage rent ...................................        450,423         266,653         428,739
     Amortization of discount - available-for-sale
     securities ........................................        313,551         294,079         232,925
     Unrealized (loss)gain on treasury notes
     sold short ........................................       (316,887)      1,217,186      (4,137,225)
     Gain on sale of real estate related assets ........        316,061         260,239       6,326,231
     Gain (loss)on sale of available-for-sale securities      3,511,560        (350,699)      1,561,721
                                                           ------------    ------------    ------------

     Total revenues ....................................     30,091,911      33,722,442      25,767,510
                                                           ------------    ------------    ------------

EXPENSES:
     Master lease expense ..............................     13,787,465      15,008,723       3,055,243
     Interest expense ..................................      9,119,554      11,961,780       8,915,764
     Depreciation and amortization .....................        847,385         783,401       3,387,402
     Valuation allowance on wraparound notes ...........      2,590,132         189,853               0
     Salaries, general and administration ..............      3,955,434       3,538,634       3,997,591
     Property expenses .................................      1,718,346       2,018,249       1,236,179
     Expenses for management company operations ........      1,304,166       1,281,317         628,017
     Professional fees .................................        921,394       1,061,021       5,040,455
                                                           ------------    ------------    ------------

         Total expenses ................................     34,243,876      35,842,978      26,260,651
                                                           ------------    ------------    ------------


Loss before income taxes ...............................     (4,151,965)     (2,120,536)       (493,141)

(Benefit) Provision for income taxes ...................       (721,234)        366,438         316,508
                                                           ------------    ------------    ------------

Net loss ...............................................     (3,430,731)     (2,486,974)       (809,649)

Distributions on preferred stock .......................              0               0      (2,732,242)
                                                           ------------    ------------    ------------


Loss attributable to common stockholders ...............   $ (3,430,731)   $ (2,486,974)   $ (3,541,891)
                                                           ============    ============    ============


Loss per common share ..................................   $      (0.82)   $      (0.65)   $      (2.13)
                                                           ============    ============    ============


Weighted average common shares outstanding .............      4,206,550       3,845,546       1,664,956
                                                           ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1997, 1996 and 1995


                                                          Common Stock          Preferred Stock            Treasury Stock
                                                       ------------------     -------------------     ----------------------
                                                       Shares      Amount      Shares       Amount      Shares        Cost
                                                       -------   ---------   ---------  ----------    ---------    ----------

Balance December 31, 1994                              1,852,921 $  18,529   3,549,578  $    35,496   (692,591) $  (3,440,418)

Conversion of preferred stock into common stock           85,852       859    (131,023)      (1,310)

Cash distributions declared -
$0.78 per preferred claimant share

Cash distributions declared -
$0.78 per preferred share

Purchase of Acquisition Assets                         2,544,654   25,447

Spin-off of UPI

Net loss for the year ended December 31, 1995

Unrealized holding gain - available-for-sale securities
                                                       ----------------------------------------------------------------------

Balance December 31, 1995                              4,483,427  44,835      3,418,555    34,186      (692,591)   (3,440,418)
                                                      -----------------------------------------------------------------------

Conversion of preferred stock into common stock          259,728   2,598       (236,371)   (2,364)

Net loss for the year ended December 31, 1996

Unrealized holding loss - available-for-sale securities
                                                      --------------------------------------------------------------------------

Balance December 31, 1996                              4,743,155  47,433      3,182,184    31,822      (692,591)   (3,440,418)
                                                      --------------------------------------------------------------------------

Conversion of preferred stock into common stock          162,804   1,627       (148,189)   (1,481)

Net loss for the year ended December 31, 1997

Realization of unrealized holding loss -
                 available-for-sale securities
                                                      -------------------------------------------------------------------------

Balance December 31, 1997                              4,905,959  $49,060     3,033,995   $ 30,341     (692,591)  $(3,440,418)
                                                       =========================================================================



                                                                       Unrealized
                                                                       Holding (Loss)/
                                                          Additional   Gain on
                                                            Paid-in    Available-for-  Accumulated   Stockholders'
                                                            Surplus   Sale Securities  Deficit        Equity
                                                          ----------  ---------------  -----------   -------------

Balance December 31, 1994                                $51,326,392 $      (900,111)  $(9,536,007)  $37,503,881

Conversion of preferred stock into common stock               451                                              0

Cash distributions declared -
$0.78 per preferred claimant share                         (289,588)                                    (289,588)

Cash distributions declared -
$0.78 per preferred share                                                               (2,732,243)   (2,732,243)

Purchase of Acquisition Assets                            12,285,779                                  12,311,226

Spin-off of UPI                                          (15,217,225)                                (15,217,225)

Net loss for the year ended December 31, 1995                                             (809,649)     (809,649)

Unrealized holding gain - available-for-sale securities                     1,749,093                  1,749,093
                                                          -------------------------------------------------------

Balance December 31, 1995                                 48,105,809          848,982  (13,077,899)   32,515,495
                                                          -------------------------------------------------------

Conversion of preferred stock into common stock                (234)                                           0

Net loss for the year ended December 31, 1996                                           (2,486,974)   (2,486,974)

Unrealized holding loss - available-for-sale securities                   (1,069,378)                 (1,069,378)
                                                          -------------------------------------------------------

Balance December 31, 1996                                 48,105,575        (220,396)  (15,564,873)   28,959,143
                                                          -------------------------------------------------------

Conversion of preferred stock into common stock                (146)                                           0

Net loss for the year ended December 31, 1997                                           (3,430,731)   (3,430,731)

Realization of unrealized holding loss -
                 available-for-sale securities                                220,396                    220,396
                                                          ------------------------------------------------------

Balance December 31, 1997                                 $48,105,428        $       0 $(18,995,604) $25,748,807
                                                          ======================================================



           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                December 31, 1997 December 31, 1996 December 31, 1995
                                                                 ---------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ....................................................  $  (3,430,731) $   (2,486,974)   $   (809,649)
    Adjustments to reconcile net loss to
    net cash (used in )provided by operating activities:
    Depreciation and amortization ...............................        847,385         783,401       3,387,402
    Deferred benefit taxes ......................................       (785,479)       (280,948)     (3,934,595)
    Valuation allowance on wraparound notes .....................      2,590,132         189,853               0
    Unrealized loss (gain) on treasury notes sold short .........        316,887      (1,217,186)      4,137,225
    Amortization of discount - available-for-sale securities ....       (313,551)       (294,079)       (232,925)
    Realized loss (gain) on sale of available-for-sale securities     (3,511,560)        350,699      (1,561,721)
    Gain on sale of real estate related assets ..................       (316,061)       (260,239)     (6,326,231)
    Change in operating assets and liabilities net:
        Decrease (increase)  in accounts receivable .............         94,996          26,743        (528,548)
         Decrease(increase) in due from related party ...........        207,242        (442,959)        795,267
         Decrease (increase) in accrued interest receivable .....      1,181,358       1,751,144      (2,201,377)
         (Increase) decrease in prepaid expenses and other ......       (760,071)         59,044         561,559
         (Decrease) increase in accrued expenses ................        (15,571)        196,295         657,952
         (Decrease) increase in accrued interest payable ........       (880,825)        194,390         514,656
         (Decrease) increase  in master lease payable ...........       (807,787)     (1,347,380)      3,042,770
         (Decrease) increase in income taxes payable ............       (428,625)         75,913       2,992,154
         (Decrease) increase in due to related party ............        (61,688)        (81,576)        143,264
                                                                     ------------    ------------    ------------

         Net cash (used in) provided by operating activities ....     (6,073,949)     (2,783,859)        637,203
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments on loans receivable ....................        171,841          53,460          49,771
    Principal repayments on wraparound notes ....................      4,578,169       4,764,404               0
    Issuance of wraparound notes ................................        (81,934)        (45,550)              0
    Purchase of building and land ...............................     (1,100,000)              0        (745,092)
    Purchase of leasehold improvements ..........................       (263,153)       (213,186)        (51,469)
    Proceeds from realization of real estate related assets .....      5,258,708       4,325,177      25,079,214
    Proceeds from the sale of available-for-sale securities .....     36,360,354      23,201,402      25,285,441
    Proceeds from redemption of investments in preferred stock ..      1,730,833       2,541,667               0
    Purchase of available-for-sale securities ...................              0     (20,142,060)    (28,255,819)
    Proceeds from treasury notes sold short .....................              0      13,989,844       2,590,951
    Proceeds from redemption of reverse repurchase
         agreements .............................................     35,035,636       9,203,125               0
    Purchase of treasury notes ..................................    (34,269,233)     (9,143,750)              0
    Purchase of reverse repurchase agreements ...................              0     (14,513,435)     (2,240,011)
                                                                     ------------    ------------    ------------

         Net cash provided by investing activities ..............     47,421,221      14,021,098      21,712,986
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to preferred stockholders ................              0        (666,622)     (2,732,243)
    Principal payments on mortgages and notes payable ...........     (6,685,652)     (7,586,850)    (19,733,850)
    Proceeds from loans payable .................................              0      14,522,045      22,630,146
    Principal payments on loans payable .........................    (23,829,335)    (18,143,665)    (17,344,127)
    Amounts (paid) received on treasury notes payable ...........       (316,887)      1,217,186      (4,137,225)
    Payments to common and preferred stock claimants ............              0               0        (289,588)
    Amounts in restricted cash ..................................       (222,000)              0               0
                                                                     ------------    ------------    ------------

         Net cash used in financing activities ..................    (31,053,874)    (10,657,906)    (21,606,887)
                                                                     ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................     10,293,398         579,333         743,302

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................      3,141,839       2,562,506       1,819,204
                                                                     ------------    ------------    ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $ 13,435,237    $  3,141,839    $  2,562,506
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

    Cash paid during the period for interest ....................   $ 10,000,379    $ 11,767,390    $  8,518,507
                                                                     ============    ============    ============


    Cash paid during the period for income taxes ................   $    854,429    $    451,986    $    754,501
                                                                     ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Organization and Basis of Presentation

Milestone Properties, Inc. ("Milestone"), directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Milestone, together with its subsidiaries, is herein referred to as the "Company". Milestone was incorporated on November 30, 1989 under the laws of the State of Delaware. On December 18, 1990, the Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into the Company (the "Merger"). In the Merger, the Company succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock, par value $.01 per share (the "Common Stock"), and Milestone's $.78 Convertible Series A preferred stock, par value $.01 per share, $10 liquidation preference (the "Series A Preferred Stock").

In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc. ("Concord") pursuant to which the company acquired certain real estate related assets for approximately $700,000 in cash and approximately 2,545,000 shares of Common Stock (the "Acquisition"). The Acquisition was treated in a manner similar to a pooling of interests, and therefore the assets and liabilities have been transferred at the historical cost basis of Concord.

In October 1995, the Company also completed the transfer (the "Transfer") of 16 of its retail properties (the "UPI Properties") to its then wholly-owned subsidiary Union Property Investors, Inc. ("UPI"). UPI was then recapitalized and spun-off in November 1995, when the Company distributed all of the outstanding shares of common stock of UPI to the Company's Common Stockholders (the "Distribution"). On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, UPI terminated its property management and management services agreements with the Company.

2.   Summary of Significant Accounting Policies

Business

The Company primarily is the owner of Wraparound Notes, secured by mortgages on commercial retail properties, as well as the master lessee of such properties which are located in 16 states throughout the United States. The Company also invests directly in real estate and real estate related assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these investments approximates fair market value. The Company has restricted cash of $222,000 at December 31, 1997, as a compensating balance for a Letter of Credit related to a guarantee of performance associated with the lease of office space for the Company's corporate offices. Restricted cash is held in an interest bearing account and becomes available for general operating purposes of the Company on December 31, 2000. Currently, no amounts are outstanding on the Letter of Credit.

Available-for-Sale Securities

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

Property, Improvements and Equipment and Related Depreciation and Amortization

Properties are stated at cost, less depreciation computed on a straight-line basis over their estimated useful lives of 26.5- 50 years. Building improvements and equipment are stated at cost, and depreciated on a straight-line basis using an estimated useful life of five years. Leasehold improvements and leasing commissions are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the applicable lease.

Investment in Wraparound Notes

Investment in Wraparound Notes is stated at the lower of the unamortized note balance or the estimated value of the underlying collateral. The Company does not recognize income from the discount portion of certain original issue discount notes due to the uncertainty regarding realization of such amounts.

Impairment

The Company assesses at least annually the probability that the amounts collectible under the contractual terms of each Wraparound Note will equal or exceed the carrying amount of such Wraparound Note. When management believes that a Wraparound Note has been impaired, the Company measures impairment based on the estimated value of the underlying collateral, using internal analysis and independent appraisals when necessary. For the years ended December 31, 1997 and 1996, the Company provided valuation allowances of $2,590,132 and $189,853, respectively; no allowance was required in 1995.

The Company reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an undiscounted basis is less than the property's carrying value. If a property is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the property. No write downs for impairment of property investments were recorded in 1997, 1996 or 1995.

The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The Company believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's Wraparound Notes and properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the Wraparound Notes and properties to differ materially from their carrying value. Such changes may also require write-downs in future years.

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

Loss Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements.

Basis and diluted earnings per share are based on the same weighted-average number of shares of common stock and common stock equivalents outstanding of 4,206,550, 3,845,546 and 1,664,956 for the years ending December 31, 1997, 1996 and 1995, respectively. Convertible Series A Preferred Stock amounts have been excluded from weighted-average shares for 1997, 1996 and 1995 as inclusion would be anti-dilutive. Options to purchase 313,700, 176,000, and 168,500 shares of common stock in 1997, 1996 and 1995, respectively, were outstanding at each year end but were not included in the computation of diluted earnings per share because the weighted-average exercise prices of the options were greater than the average market price of the common stock for the respective period and inclusion would therefore be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1997 financial presentation.

3. Acquisition and Dispositions of Real Estate and Real Estate Related Assets

On October 30, 1997, the Company realized its position in its wraparound note on a property located in Marion, Ohio as a result of the sale of such property by the owners. The sale price of the property was approximately $2,750,000, which resulted in a book gain of approximately $200,000 to the Company. In conjunction with the sale of such property, the Company, as the lessor on the Master Lease on such property, canceled such Master Lease.

On September 24, 1997, the Company completed the purchase of Pine Oak Plaza, a 16,944 square foot shopping center located in Sunrise (Broward County), Florida, from REC I Corporation for approximately $1,100,000 in cash. The shopping center is occupied by local tenants subject to operating leases ranging from four to thirteen years with various renewal options and is currently 93.5% occupied. This property can be classified as a neighborhood or community unanchored strip center and is located in a secondary type market.

Also, during 1997, the Company realized its position in its wraparound note on the property located in Prattville, Alabama as a result of the foreclosure sale of the associated property by the bank. Such sale resulted in the relief of the non-recourse underlying mortgage, which also resulted in a book gain of approximately $120,000 to the Company. In conjunction with the foreclosure sale of such property, the Company, as the lessor on the Master Lease on such property, canceled such Master Lease.

On November 1, 1996, the Company realized its position in the wraparound notes on the property located in Southington, Connecticut as a result of the sale of such property by its owners. The sale price was approximately $2,745,000, resulting in a book loss of $127,020 to the Company. In conjunction with the sale of such property, the Company, as the lessor on the Master Lease on such property, canceled such Master Lease.

On May 24, 1996, the Company realized its position in the wraparound note on the property located in Roanoke, Virginia as a result of the sale of such property by its owners. The sale price was approximately $2,150,000, resulting in a book gain of $393,768 to the Company. In conjunction with the sale of such property, the Company, as the lessor on the Master Lease on such property, canceled such Master Lease.

From August 1994 to November 1997 one of the focuses of the Company was on investment opportunities and purchasing issues of mortgage loan securitizations which were backed by mortgage loans on commercial and multi-family dwellings ("CMBSs"). To facilitate the purchase of CMBSs, short term borrowing arrangements ("Loans Payable") were entered into with the brokers from which such securitizations were purchased. The Company engaged in a variety of interest rate management techniques in order to attempt to manage the effective maturity and/or interest rate risks associated with the CMBSs. Such techniques included selling short U.S. Treasury Notes which were collateralized by reverse repurchase agreements.

The Company had $32,314,853 and $37,594,939 of CMBS as of December 31, 1996 and 1995, respectively; and $23,829,335 and $27,450,954 of associated Loans Payable as of December 31, 1996 and 1995, respectively. Additionally, the Company had $33,952,346 and $32,823,439 of U.S. Treasury Notes sold short as of December 31, 1996 and 1995, respectively; and $34,718,749 and $33,119,375 of associated reverse repurchase agreements as of December 31, 1996 and 1995. On November 10, 1997, the Company sold its remaining ownership of the CMBS and repaid the associated Loans Payable (the "Sale"). At the time of the Sale, the Company also closed its remaining U.S. Treasury Note short positions.

The $12,089,000 MD1 Certificate was sold for $9,520,088. The Company received net proceeds of $2,852,060, and used the remaining $6,668,028 to pay off the balance of the financing associated with the MD1 Certificate. As a result of such sale, the Company realized a book loss of approximately $1,100,000.

The $16,700,000 par MDV Certificate was sold for $14,680,344. The Company received net proceeds of $4,429,251, and used the remaining $10,251,093 to pay off the balance of the associated financing. The $5,000,000 par B2 and the $8,560,000 par B3 Certificates were sold for $12,556,138. The Company received net proceeds of $3,182,963 and used the remaining $9,373,175 to pay off the balance of the associated financing. As a result of such sale, the Company realized a book gain of $3,511,560. The Company has paid bonuses of approximately $669,000 to several executive officers of the Company pursuant to a long term incentive plan for management.

On March 6, 1998, the Company entered into a contract in connection with the contemplated sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property"). Under the terms of the contract, which is in the feasibility stage, the potential purchaser is not yet obligated to purchase the Bend Property and the Company is not yet obligated to sell the Bend Property, and any such obligation for the purchase or sale of such property is conditional upon the occurrence or non-occurrence of certain events and/or determinations, some or all of which may not be in the control of the Company. Accordingly, there can be no assurance that the contemplated transaction will occur.

On November 21, 1997 and December 17, 1997, the Company entered into contracts (the "Purchase Contracts") in connection with the contemplated purchase of two strip mall shopping centers in the Jacksonville, Florida area. Pursuant to the Purchase Contracts any obligations to purchase such properties are subject to the occurrence or non-occurrence of certain events and/or determinations, some or all of which may not be in the control of the Company. Accordingly, there can be no assurance that the contemplated transactions will occur.

4.  Property and Improvements

Property and improvements at December 31, 1997 and 1996 consisted of the following:

                                   December 31, 1997      December 31, 1996
                                   -----------------      -----------------

  Land                               $   1,140,000          $    1,030,000
  Building                              24,181,311              23,191,311
  Leasehold Improvements
        and Equipment                      692,609                 429,458
                                     -------------           -------------
                                        26,013,920              24,650,769
  Less:  Accumulated Depreciation
        and Amortization                (6,403,860)             (5,766,302)
                                      -------------          -------------
  Total                              $  19,610,060          $   18,884,467
                                      =============          =============

                         5.  Investment in Wraparound Notes

Investment in Wraparound Notes represents notes due from limited partnerships (the "Partnerships") which had previously been syndicated by Concord and certain of its affiliates. Certain directors and officers of the Company are also directors, officers and controlling stockholders of the general partner of each of the Partnerships. The syndication of a Partnership by Concord typically involved the sale of a property (the "Concord Property") owned by Concord to the Partnership for cash and certain non-recourse promissory notes (the "Wraparound Notes"), payment of which was secured by the Underlying Property. The related Wraparound Notes were subordinate to the Underlying Property Mortgage Debt ("the Underlying Debt") of the Concord Property. Concord then master leased (the "Master Lease") the Concord Property back from the Partnership for a fixed annual rental fee which entitled Concord to all rents under the tenant operating leases. Concord was required to satisfy all other landlord obligations. Pursuant to the Acquisition, the Company acquired 35 Wraparound Notes, assumed the Underlying Debt and was assigned the interest in the Master Leases. The Partnerships are obligated to make fixed payments of principal and interest on certain Wraparound Notes. Such payments approximate the Master Lease obligations. The payments received by the Company are used to make the Master Lease payments to the Partnerships.

Upon sale of the Underlying Property, proceeds are initially applied to satisfy the Underlying Debt, and the balance, to the extent proceeds are available, is divided between a preferred return to the Partnership's limited partners and then repayment of the Wraparound Note.

The Wraparound Notes have maturities ranging from 1998 to 2017. The scheduled principal receipts of the Wraparound Notes are as follows (dollar amounts in thousands):

                        Year Ending
                        December 31
                        1998                          $    3,717
                        1999                               5,562
                        2000                              36,452
                        2001                                 360
                        2002                                 395
                        Thereafter (excluding
                        $11,202 of the
                        original issue discount)          12,917
                                                          ------

                        Total                           $ 59,403
                                                          ======

The following schedule depicts Wraparound Notes which are subordinate to the underlying mortgages on such properties.

                                                     Final          Face Amount        Carrying Amount
                    Closing        Interest         Maturity        of Mortgage            of Mortgage      Interest Due
   Location           Date          Rate (%)          Date             Loans                   Loans        and Accrued
   --------          -----         --------          ----              -----                  ------        -----------

Baton Rouge, LA      10/23/95         9.75          12/31/99        $ 4,469,548           $ 4,006,610      $ 455,792
Clarksville, TN      10/23/95         9.75          12/31/99          3,759,873     a       1,754,804        226,186
Columbus, NE         10/23/95         9.75          12/31/99          2,436,955             2,172,024        248,514
Danville, IL         10/23/95         9.75          12/31/99          1,851,308               886,939        188,792
Deland, FL           10/23/95         9.70          12/31/99          1,929,531             1,411,835        195,715
Dubois, PA           10/23/95        10.00          12/31/99          3,057,647     a       1,484,336        155,782
Ellwood City, PA     10/23/95        10.00          12/31/99          3,057,647     a       1,484,336        155,782
Hamilton, NY         10/23/95         9.75          12/31/99          1,493,689             1,089,447        152,322
Janesville, WI       10/23/95        10.25          12/31/15          2,173,824              1,434849        233,654
Marietta, OH         10/23/95         8.32          12/31/14          3,165,088             2,958,338        307,837
Marietta, OH         10/23/95        11.00          12/31/14             25,148                20,000         -
Montgomery, AL       10/23/95         9.75          12/31/99          2,251,243               940,941        229,575
Mt. Pleasant, PA     10/23/95         9.18          12/31/15          2,545,423             2,334,042        243,708
Mt. Pleasant, PA     10/01/97        11.00          12/31/14             12,976                12,626         -
Natchez, MS          10/23/95        10.00          12/31/98          3,825,382     a       1,574,516        170,199
No. Canton, OH       10/23/95         9.11          12/31/14          2,873,770             2,207,236        272,969
No. Canton, OH       10/23/95        11.00          12/31/14             33,958                26,575         -
No. Canton, OH       10/15/96        11.00          12/01/14             29,026                25,650         -
Owensboro, KY        10/23/95        10.00          12/31/15          2,787,357             2,784,791        291,915
Palatka, FL          10/23/95         9.75          12/31/99          2,446,691             1,765,532        249,503
Palatka, FL          12/09/97        11.00          12/31/99             24,816                24,650         -
Paris, TN            10/23/95        10.00          12/31/99          3,364,006             1,551,337        352,256
Paris, TN            10/23/95        11.00          12/31/99             65,515                51,016         -
Southwick, MA        10/23/95         9.75          12/31/99          1,420,480               868,168        144,857
So. Williamson, KY   10/23/95         9.88          12/31/99         24,521,288            13,674,922      2,534,138
Streetsboro, OH      10/23/95         9.68          12/31/14          2,298,679             1,793,315        232,625
Streetsboro, OH      10/23/95        11.00          12/31/14             27,640                21,447         -
Streetsboro, OH      10/15/96        11.00          12/01/14             22,180                19,600         -
Streetsboro, OH      11/07/97        11.00          12/31/14             10,169                10,000         -
Vestivia Hills, AL   10/23/95         9.75          12/31/99          1,800,257             1,360,003        183,586
Walpole, NH          10/23/95         9.75          12/31/99          1,420,480             1,006,457        144,857
Pascagoula, MS       10/23/95         9.75          12/31/17          2,070,634             1,225,566        211,158
Pascagoula, MS       10/23/95        12.00          12/31/17            187,335               175,125         -
Pascagoula, MS       10/01/97        11.00          12/31/16             35,620                34,658         -
Quincy, IL           10/23/95        10.00          12/31/98          6,293,133     a       2,545,600        261,064
Rochester, NY        10/23/95         9.70          12/31/14          1,788,998             1,507,843        182,438
Rochester, NY        10/23/95        10.00          12/31/14            166,167               130,625         -
Savannah, TN         10/23/95         9.88          12/31/99          1,228,035               500,590        126,911
Warsaw, VA           10/23/95         9.75          12/31/99          1,406,491             1,049,573        143,431
                                                                    -----------           -----------     ----------

Totals                                                               92,378,007            57,925,922      8,295,566

Temporary receiver - Chili Plaza, New York                            4,883,737             1,477,009        169,962
                                                                    -----------           -----------    -----------

Total                                                              $ 97,261,744          $ 59,402,931    $ 8,465,528
                                                                     ==========          ============      =========


a - Includes discount elements totaling in aggregate $11,202,305.

The following schedule represents the roll forward of Wraparound Notes for the years ended December 31, 1997 and 1996:

Balance at January 1, 1996                                      $80,941,328

        Add:
        Issuance of wraparound notes                                 45,250
        Less:
        Principal repayments                 (4,506,963)
        Notes satisfied - property sales     (4,857,817)
        Valuation allowance                    (189,853)         (9,554,633)
                                           -------------         -----------

Balance at December 31, 1996                                     71,431,945
                                                                 ----------

        Add:
        Issuance of wraparound notes                                 81,934
        Less:
        Principal repayments                 (4,578,169)
        Notes satisfied - property sales     (4,942,647)
        Valuation allowance                  (2,590,132)        (12,110,948)
                                             ----------        -------------

Balance at December 31, 1997                                    $59,402,931
                                                                 ==========

At December 31, 1997 and 1996 the Wraparound Notes had a valuation allowance of $2,590,132 and $189,853, respectively. The aggregate carrying value of the Wraparound Notes adjusted by the valuation allowance is $12,160,890 and $26,042,452, respectively.

Included in the Wraparound Notes carrying amount is $8,795,921, which represents the non-discount portion, and $11,202,305, which represents the discount portion, of certain original issue discount mortgage notes (the "Discount Notes"). The carrying value of the Wraparound Notes exclude such discount portion of the Discount Notes. The Partnerships are obligated to make fixed payments on the non-discount portion of the Discount Notes and are not obligated to make any principal payments on the discount portion of the Discount Notes. The Company does not recognize income from the discount portion of the Discount Notes due to uncertainty regarding the realization of such amounts.

Each of the Wraparound Notes gives the Company a lien on the Underlying Property as well as the Partnership's interest in the Master Lease. The Wraparound Notes are subordinate to the Underlying Debt.

6.  Investments

On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, the 356,400 shares of UPI Preferred Stock which the Company owned as of the date of the UPI Merger were converted into 356,400 shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares"). The Company believes that the terms of the Kranzco Series C Shares are similar to the terms of the UPI Preferred Stock, because the Kranzco Series C Shares (i) have the same redemption price and liquidation preference and price ($10 per share) as the UPI Preferred Stock, (ii) pay cumulative dividends at the rate paid on the UPI Preferred Stock as of the date of the UPI Merger (8%), and (iii) are required to be redeemed ratably on a quarterly basis over a two-year period from the date of the UPI Merger, as compared to the UPI Preferred Stock, which was not required to be redeemed until the year 2002 (although UPI could, at its option, redeem shares of UPI Preferred Stock at any time).

The Company, as the holder of 222,860 shares of Kranzco Series C Cumulative Redeemable Preferred Shares is entitled to receive from the redemption of such shares, in 5 equal installments over the next 13 months, an aggregate amount of cash equal to approximately $2,228,600, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares.

7. Leases

As Lessor

The Properties have gross leasable area of approximately 2,642,048 and 2,935,493 square feet of which approximately 94% and 95% was leased as of December 31, 1997 and 1996, respectively.

Minimum base rental income under tenant lease agreements relating to the Properties having remaining lease terms ranging from one to twenty years at December 31, 1997 is as follows (dollar amounts in thousands):

           Year Ending
           December 31
               1998                    $ 10,614
               1999                       9,738
               2000                       8,727
               2001                       7,899
               2002                       6,427
        Thereafter                       26,945

For the years ended December 31, 1997, 1996 and 1995, no tenant accounted for more than 10% of the Company's total revenue. However, Kmart Corporation accounted for approximately 32%, 30% and 40%, respectively, of rent revenue.

As Lessee

Minimum rental expense under the Master Leases, having original lease terms ranging from 1998 to 2017 years, at December 31, 1997 is as follows (dollar amounts in thousands):

           Year Ending
           December 31

               1998                     $13,411
               1999                      11,974
               2000                       2,370
               2001                       2,370
               2002                       2,370
            Thereafter                   30,646

Although the Company's lease payments are not contingent upon receiving rent from the Properties, such payments are expected to be made from such receipts and the receipt of interest and principal payments from the Wraparound Notes.

8.  Mortgages and Notes Payable

The mortgages and notes payable are non-recourse to the Company and are collateralized by the Properties. The scheduled principal payments of the mortgages and notes payable at December 31, 1997 are as follows (dollar amounts in thousands):

        Year Ending
           December 31
        1998                             $5,998
        1999                              2,924
        2000                              3,235
        2001                              3,465
        2002                                881
            Thereafter                   51,236
                                         ------
               Total                   $ 67,739
                                        =======

The interest rates on the mortgages and notes payable range from 5.75% to 13.5%.

The mortgages and notes payable and related terms at December 31, 1997 for the Properties are summarized as follows (amounts in thousands, except as noted):

                                                                       Monthly
                                                                       Payment
                                 Principal                          Provisions
                                  Balance                               Stated
                              December 31            Interest       in Actual
       Property/Location              1997           Rate (%)        Dollars        Maturity Date (4)
    -----------------------    ------------------    --------     ------------     -------------------

    Dubois, PA                          $1,490           7.00   $          (1)        12/01/2006
    Franklin Township, PA                 1,465          6.00              (1)        12/15/2007
    Clarksville, TN                       1,565     6.00-6.80              (1)        10/01/2006
    Montgomery, AL                        1,278          8.75           14,500        04/01/2007
    Paris, TN                               591         13.50            8,859        04/01/2008
    Paris, TN                               356          9.25            8,467        07/01/2003
    Chili, NY                             1,477          9.63           21,687        08/01/2004
    South Williamson, KY                 15,089          9.00          144,833        10/01/1998
    Savannah, TN                            324          9.50            6,612        01/31/2003
    Danville, IL                            476         9.625            9,663        09/01/2002
    Warsaw, VA                              818        13.125           11,373        10/01/2009
    Southwick, MA                           793         11.50            9,857        09/01/2009
    Walpole, NH                             793         11.50            9,857        09/01/2009
    Baton Rouge, LA                       2,066         12.00           33,583        12/01/2005
    Palatka, FL                           1,197         12.00           17,247        11/01/2007
    Vestivia Hills, AL                      745         13.00           13,759        11/01/2004
    Columbus, NE                          1,360         12.00           17,201        09/01/2010
    Columbus, NE                             64          9.50              697        07/01/2011
    Hamilton, NY                            823        13.125           11,373        12/01/2009
    Bend, OR               (3)           17,179          9.00          148,925(5)     06/01/1998
    Bend, OR                                 11         10.75              242        11/17/2002
    Zanesville, OH                        1,200          9.50           14,295        05/31/1998
    Deland, FL                              933         8.875           14,016        04/01/2003
    Rochester, NY                         1,156          9.25           15,992        01/01/2002
    Janesville, WI                          990          9.00           14,060        07/31/2002
    Janesville, WI                          118          9.00            1,529(6)     08/01/2007
    Marietta, OH                          2,040     5.75-6.70              (1)        03/15/2007
    Mt. Pleasant, PA                      1,365          6.50              (1)        05/01/2007
    North Canton, OH                      2,116          9.00           21,669        09/30/2012
    Owensboro, KY                         1,600   6.50 - 6.80              (1)        12/01/2007
    Quincy, IL                            3,042          7.75           27,912        07/01/1998
    Natchez, MS                           1,834         12.50              (2)        04/01/2007
    Streetsboro, OH                       1,385     6.35-6.70              (1)        12/01/2006
                                          -----
    Total Balance                       $67,739
                                        =======

(1)Principal and interest serviced through a bond fund with variable semi-annual payments.
(2) Monthly payments of principal and interest equal to available cash flow.
(3) At maturity, the mortgagee is entitled to 50% of (i) the property's value (as determined by sale or appraisal) less (ii) the outstanding balance, plus $1,500,000.
(4) Certain mortgages and notes contain various terms regarding prepayment penalties.
(5) Plus 67% of annual cash flow.
(6) Monthly payments subject to available cash flow.

The following schedule represents the roll forward of the mortgages and notes payable activity:

Balance at January 1, 1996                $82,012,066
    Principal payments                     (7,586,850)

Balance at December 31, 1996               74,425,216
    Principal payments                     (6,685,652)
                                        --------------

Balance at December 31, 1997              $ 67,739,564
                                       ===============


9.  Capital Stock

The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock.

The shares of Common Stock are entitled to one vote per share. The Series A Preferred Stock has limited voting rights. The Series A Preferred Stock has a $10.00 liquidation preference and has a preferential right to receive a quarterly dividend of $0.195 per share before dividends can be paid on the Common Stock.

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

After September 30, 1995, holders of the MPI Preferred Stock were no longer entitled to receive dividends on a cumulative basis. As a result of the Company's Board of Director's determination not to pay a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was paid, the number of persons entitled to serve as directors on the Company's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who currently elect one member of the Board of Directors, are entitled to elect a second member of the Board of Directors to fill such newly created directorship.

Milestone's Board of Directors determined not to pay any dividends on the MPI Preferred Stock for the years ended December 31, 1997 and 1996. The last dividend declared by the Company was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

In May 1994, the Common Stockholders approved the adoption of the 1993 Employee Stock Option Plan (the "Employee Stock Option Plan"). The total number of shares of Common Stock of the Company which may be issued pursuant to the exercise of options granted under the Employee Stock Option Plan is 300,000. The Compensation Committee of the Board of Directors (the "Compensation Committee") made initial grants in December 1993 under such plan totaling 153,000 options (the "Initial Grant") which are exercisable for 153,000 shares of Common Stock at a per option exercise price of $4.75. In June 1997, the Compensation Committee canceled the Original Issue and reissued 153,000 options which are exercisable for 153,000 shares of Common Stock at a per option exercise price of $0.50. At the same time, the Compensation Committee granted 154,000 options which are exercisable for 154,000 shares of Common Stock at a per option exercise price of $0.50. Options granted under the Employee Stock Option Plan expire on the tenth anniversary of the date of their grant, or upon termination of the grantee's employment with the Company. During the year ended December 31, 1997, 1996 and 1995, 23,800, 0 and 7,000 such options were canceled upon resignation of an employee, respectively.

In May 1994, the Common Stockholders also approved the adoption of the 1993 Non-Employee Director Stock Option Plan ("the "Non-Employee Director Stock Option Plan"). Options granted under such plan expire on the tenth anniversary of the date of their grant, or upon the grantee's removal or resignation from the Board of Directors. The exercise price for each option granted under the Non-employee Director Stock Option Plan is determined by averaging the high and low trading prices of the Common Stock as reported on the New York Stock
Exchange on the date of such options. Under the Non-Employee Director Stock Option Plan, the Company granted 2,500 options to each non-employee director in each of 1993 (upon the adoption of the plan), 1994,1995,1996 and 1997, at a per option exercise price of $4.75, $4.375, $1.375, $1.6875 and $0.50, respectively. As of December 31, 1997, all of the non-employee director options granted in 1993 thru 1995 are exercisable, one half of the options granted in 1996 are exercisable, and none of the non-employee director options granted in 1997 are exercisable. Pursuant to such plan, each non-employee director was granted 2,500 options upon adoption of such plan in 1994 and is granted 2,500 options at each annual meeting of the stockholders of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees, and encourages, but does not require compensation cost be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards. Accordingly, no compensation cost has been recognized in the consolidated financial statements of the Company.

No options were exercised and, other than the options granted under the Non-Employee Director Stock Option Plan, no employee options were granted during the years ended December 31, 1996 and 1995. The Company has evaluated the pro forma effects of the options granted under the Employee Stock Option Plan during the year ended December 31, 1997 and determined such effects not to be material to the Company's consolidated financial position or results of operations. The pro forma disclosure provisions of SFAS No. 123 for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                       1997           1996             1995
                                       ----           ----              ----
Net loss                 As reported $(3,430,731)  $(2,486,974)     $(809,649)
                         Pro-forma    (3,443,748)   (2,486,974)      (809,649)

Loss per common share    As reported      $(0.82)       $(0.65)        $(2.13)
                         Pro-forma         (0.79)        (0.65)         (2.13)

For the purposes of providing the pro forma disclosures, the fair value of options granted were estimated using the Black Scholes options pricing model with the following weighted average assumptions; a risk free interest rate of 5.06%, an expected life of one year, volatility of 42.20% and no dividends. The estimated fair value compensation cost of the related options was amortized to expense over the options' vesting period.

Certain information relating to the options granted and outstanding under the Employee Stock Option Plan and the Non- Employee Director Stock Option Plan during the years ended December 31, 1997, 1996 and 1995 is presented below:


                             Year Ended                        Year Ended                 Year Ended
                         December 31, 1995                  December 31, 1996          December 31, 1997
                   ---------------------------------   --------------------------- -------------------------------------
                     Number         Weighted           Number        Weighted       Number        Weighted
                       of            Average             of           Average         of          Average
                    Options      Exercise Price        Options     Exercise Price   Options     Exercise Price
Outstanding at       168,000      $ 4.73                168,500    $ 4.58             176,000     $   4.46
January  1
    Granted            7,500        1.375                 7,500      1.6875           307,500         0.50
    Exercised              0                                  0                             0
    Forfeited         (7,000)        4.75                     0                      (169,800)        4.15
                     --------                         ---------                  ------------
Outstanding at        168,500      $ 4.58               176,000     $4.46             313,700      $ 0 .74
December 31
                     ========                          =========                 ============
Options exercised
at December 31              0                                 0                             0
                     ========                          =========                 ============


10. Income Taxes

The Company recognizes deferred taxes for the temporary differences between the tax bases of its assets and liabilities and the amounts reported in the financial statements at enacted statutory rates.

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following:

Current Tax:                         1997           1996               1995
                                     ----           ----               ----
  Federal                    $          0        $   524,317        $3,293,167
  State and other                   64,245           123,069           957,936
                                 ---------      ------------       -----------
    Total current                   64,245           647,386         4,251,103
                                  --------      ------------        ----------

Deferred Tax:
  Federal                        (667,657)          (11,894)        (3,049,311)
  State and other                (117,822)         (269,054)          (885,284)
                               -----------     -------------       -----------
       Total deferred            (785,479)         (280,948)        (3,934,595)
                                ----------      ------------        -----------

Total (benefit) provision
 for income taxes             $   (721,234)   $      366,438       $    316,508
                               ============    =============        ===========

Temporary differences between the amount reported in the consolidated financial statements and the tax bases of assets and liabilities result in deferred taxes. There was a (decrease) increase in the valuation allowance of ($340,576) and $1,355,576 for the year ended December 31, 1997 and 1996, respectively.
Realization of remaining deferred tax assets is dependent, in part, on generating sufficient taxable income in the future. Although realization is not assured, the Company believes that it is more likely than not that such deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The Company has a net operating loss carryforward of $1,520,664 at December 31, 1997. Deferred tax assets and liabilities at December 31, 1997, 1996 and 1995 were as follows:



Deferred Tax Assets:                                             1997             1996        1995
                                                              -----------    -----------    -----------
  Acquisition costs .......................................   $ 1,025,222    $ 1,078,538    $ 1,128,897
  Unrealized holding loss on U.S. Treasury Notes sold short             0        517,553      1,116,073
  Principal amortization on Wraparound Notes...............     2,000,385      2,210,868        341,546
  Unrealized holding loss on Available-for-Sale Securities              0        146,531              0
  Valuation allowance on Wraparound Notes .................     1,380,811        344,758              0
  Other ...................................................       880,897        421,409        350,086
                                                              -----------    -----------    -----------

  Gross deferred tax assets ...............................     5,287,315      4,719,657      2,936,602

  Less:  Valuation allowance ..............................    (1,015,000)    (1,355,576)             0
                                                              -----------    -----------    -----------
  Deferred tax asset net of valuation allowance ...........     4,272,315      3,364,081      2,936,602
                                                              -----------    -----------    -----------
Deferred Tax Liabilities:
  Accelerated depreciation ................................       213,957         91,208         91,208
  Unrealized holding gain on Available-for-Sale Securities              0              0        565,988
                                                              -----------    -----------    -----------

  Gross deferred tax liabilities ..........................       213,957         91,208        657,196
                                                              -----------    -----------    -----------

  Net deferred tax asset ..................................   $ 4,058,358    $ 3,272,873    $ 2,279,406
                                                              ===========    ===========    ===========

The provision for total income tax differs from the amount obtained by applying the statutory federal income tax rate to pre-tax income for the following reasons:

                                          1997            1996           1995
                                          ----            ----           ----
Amount computed on pre-tax income         (35.0)%        (35.0)%         (35.0)%

Increase (Decrease) in taxes:
Increase in taxes from State and other
  taxes net of Federal tax benefit         2.1            (5.2)             9.7

Valuation Allowance                       15.5            55.9                0
Non-deductible Acquisition Costs             0              0             90.2
Other                                        0            1.6             (0.6)
                                      --------        ----------       --------
                                        (17.4)%          17.3%            64.3%
                                       ========        =======         ========

11.       Fair Values of Financial Instruments

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

Cash and cash equivalents, account and loan receivables and accounts payable and accrued expenses are reflected in the consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature. The Company estimates the fair value of its long-term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 1997 and 1996, the carrying value of the notes and mortgages payable and the fair value of such instruments was not considered to be significantly different.

The fair value of the Wraparound Notes has been estimated by management based on the estimated fair value of the Underlying Properties. At December 31, 1997 and 1996, the fair value of the Wraparound Notes was estimated to be $65,997,009 and $80,643,928 compared to a carrying amount of $59,402,931 and $71,431,945, respectively.

For the investment in Kranzco Series C Cumulative Redeemable Preferred Shares the estimated fair value, which approximates the carrying amount, is based on the applicable mandatory redemption price and the dividend interest rates and is evaluated using interest rates currently offered on like securities with similar remaining maturities.

The fair value estimates presented herein are based on information available as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive reevaluation has not been performed for purposes of these financial statement disclosures and current estimates of fair value may differ significantly from the amounts presented herein.

12.       Related Party Transactions

The Company is a party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord Properties, provides certain personnel and office space and general office service to Concord which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. For the years ended December 31, 1997, 1996 and 1995 reimbursed expenses to the Company were $338,394, $420,743 and $981,302, respectively.

As of December 31, 1997 and 1996, the Company has recorded receivables from Concord of $391,851 and $599,093, respectively. Such receivable consist of management fees due to the Company and expenses for general office services as well as salary reimbursements.

Concord is wholly owned by Leonard S. Mandor and Robert A. Mandor, both of whom are executive officers and directors of Concord and the Company, and both of whom may be deemed to beneficially own more than a majority of the voting stock of the Company.

Concord beneficially owns 2,901,098 shares of Common Stock at December 31, 1997 and 1996. The wholly-owned subsidiaries of Concord own 2,698,765 shares and the two limited partnerships, which are the sole general partners of the wholly owned subsidiaries of Concord, own 202,333 shares at December 31, 1997 and 1996.

In addition, the Company received property management fees of $107,725, $107,007 and $116,359 during 1997, 1996 and 1995, respectively, from a partnership whose general partner is an affiliate of the Company.

In connection with the UPI Merger, UPI terminated its property management and management services agreements with the Company. The Company does not expect the termination of these agreements to have a materially adverse effect on the operations or financial condition of the Company. The aggregate annual fee by UPI to the Company under these agreements for the years ended December 31, 1997, 1996 and 1995 was $108,588, $1,235,831 and $155,018, respectively.

13.       Commitments and Contingent Liabilities

The Company's office facility in Boca Raton is subject to a noncancellable five year operating lease agreement commencing January 1, 1998 and expiring December 31, 2002. Aggregate annual rental payments for the years ended December 31, 1997, 1996 and 1995 for the Company were $758,193, $752,344 and $720,751, respectively. Future minimum annual payments under the noncancellable operating lease agreement, as of December 31, 1997, are as follows:

                      1998                    $176,374
                      1999                      183,479
                      2000                      190,805
                      2001                      198,421
                      2002                      206,358
                                                -------

                      Total                   $955,437


Under a long term incentive bonus plan, the Company has accrued $669,460 and $818,964 for bonuses to be paid to certain officers relating to the years ended December 31, 1997 and 1996, respectively.

The Company has accrued performance related bonuses to certain executive officers in the amount of $426,870 and $55,566 for the years ended December 31, 1997 and 1996, respectively.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator know of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company has not incurred any costs of removal or remediation of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition.

14.       Legal Proceedings.

A lawsuit (the "Rabin Litigation") purporting to be a class action against, among others, Concord, Leonard S. Mandor, Robert A. Mandor and certain partnerships (the "Concord Partnerships") and affiliates of Concord, was filed in September 1989 in the United States District Court for the Southern District of New York alleging various federal and common law claims relating to the sales of interests in such Concord Partnerships. In November 1991, the Rabin Litigation was settled pursuant to the terms of the court-approved settlement agreement (the "Rabin Settlement Agreement"). A motion brought by the plaintiffs in the Rabin Litigation seeking to enforce the Rabin Settlement Agreement and for declaratory and other relief was settled by a Stipulation and Order (the "Rabin Stipulation and Order") entered and approved by the United States District Court on October 24, 1997. The plaintiffs asserted, inter alia, that the defendants breached the Rabin Settlement Agreement by improperly allocating transaction expenses against the payment to be made to the selling Concord Partnerships in certain circumstances pursuant to the Rabin Settlement Agreement and breached their fiduciary duties to the plaintiffs by prematurely selling properties without valid business justification.

Under the Rabin Stipulation and Order, the plaintiffs withdrew their breach of fiduciary duty claims and withdrew with prejudice their claim that defendants breached the Rabin Settlement Agreement by their allocation of transaction expenses from the sale of certain properties in exchange for a payment of $600,000 from the defendants. The settlement payment has been made. In addition, the Rabin Stipulation and Order provides for a formula relating to the allocation of transaction expenses in connection with the future sale of certain properties owned by the Concord Partnerships, including the Underlying Properties subject to the Wrap Debt. Generally, under such formula, if a Property (as defined in the Rabin Settlement Agreement) is sold for a price less than the sum of (a) the outstanding Wrap Debt, (b) the Permitted Additional Wrap Debt (as defined in the Rabin Settlement Agreement) and (c) the amount to be paid to the holder of the Wrap Debt pursuant to the Rabin Settlement Agreement, then 82.25% of the transaction expenses shall be the obligation of the selling Concord Partnership, and shall be deducted from the 11% of net proceeds (as defined in the Rabin Settlement Agreement) to be distributed to the selling Concord Partnership, and the Company, as the holder of the Wrap Debt, will be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. In the event a Property is sold for a price in excess of the sum of (a) the outstanding Wrap Debt, (b) the Permitted Additional Wrap Debt and (c) the amount to be paid to the holder of the Wrap Debt pursuant to the Rabin Settlement Agreement, then the transaction expenses shall be deducted from the proceeds in excess of such existing debt, and, if such excess proceeds are not sufficient to pay all such transaction expenses, 82.25% of the balance of such transaction expenses shall be paid out of the 11% of the net proceeds distributed to the selling Concord Partnership, and the Company will be responsible for paying the remaining 17.75% of the transaction expenses incurred in such sale. Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such events. The Company does not believe that the Rabin Stipulation and Order materially adversely affects the Company. There can be no assurance, however, that the plaintiffs will not pursue the breach of fiduciary duty claims against Concord and the General Partners of the Concord Partnerships which own the Underlying Properties which were withdrawn under the terms of the Rabin Stipulation and Order.

On January 30, 1996, Milestone, its Board of Directors and Concord were named as defendants in an action (the "Winston Action") commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the action, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself and other Series A Preferred Stockholders, alleged that in connection with the Acquisition, the Transfer and the Distribution (the Acquisition, the Transfer and the Distribution are collectively referred to herein as the "Transactions"), Milestone and its directors engaged in self-dealing and breached their fiduciary duties and faith and fair dealing to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Properties were grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint and, after hearing arguments thereon, the Delaware Court dismissed the plaintiff's claim for rescission of both the Transfer and the Distribution and reserved decision on the defendants' motion to dismiss the plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action. On May 12, 1997, the Delaware Court issued a decision on such motion and dismissed the plaintiff's breach of fiduciary duty and statutory claims (although the Delaware Court had allowed the plaintiff to replead the fiduciary duty claim as a derivative claim brought on behalf of Milestone), but did not dismiss the plaintiff's claim that the Transfer and the Distribution did not comply with the Certificate of Designations for the Series A Preferred Stock. On June 4, 1997, the plaintiff appealed the Delaware Court's dismissal of the fiduciary duty claim and, on June 11, 1997, the defendants filed a cross-appeal. The plaintiff thereafter, filed an amended complaint.

On October 30, 1997, Milestone entered into a Stipulation of Settlement (the "Winston Settlement Agreement") providing for the settlement (the "Winston Settlement") of the purported class action lawsuit. The Winston Settlement is subject to approval by the Delaware Court after a hearing, and is also subject to a number of conditions which may be waived at the option of the Company and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock do not opt out of the Winston Settlement.

If the Winston Settlement is approved and consummated, the Winston Action will be dismissed, Milestone's stockholders will release all derivative claims arising in connection with the Transactions and the holders of the Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement is consummated will release any claims they may have against Milestone and the other named defendants arising out of the Transactions. Each Series A Preferred Stockholder who does not opt out of the Winston Settlement and who owns shares of the Series A Preferred Stock on the date the Winston Settlement is consummated will received $0.75 per share in cash from the Company and one share of preferred stock of Concord Milestone Preferred, Inc., a Delaware corporation affiliated with Concord ("CMP") ( the "CMP" Preferred Stock), in exchange for each share of Series A Preferred Stock surrendered. The CMP Preferred Stock will have a liquidation preference of $2.25 per share, will be required to be redeemed by CMP at $2.25 per share after five years, and will have no voting or dividend rights; in addition, the CMP Preferred Stock will be subject to optional redemption in accordance with a schedule during the five year period prior to mandatory redemption. CMP's redemption obligations will be secured by a letter of credit.

The ultimate consummation of the Winston Settlement as set forth in the Winston Settlement Agreement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Delaware Court, and therefore is inherently uncertain. Accordingly, no dollar amount has been included in the Company's accompanying financial statements to reflect the potential Winston Settlement. If the Winston Settlement is consummated, the Company does not anticipate that the Company's portion of such settlement costs will exceed $3,000,000. There can be no assurance, however, that any fees, expenses or other costs associated with the ultimate resolution of the Winston Action will not differ from such estimate.

The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed with the Securities and Exchange Commission on November 12, 1997 as Exhibit 2 to Milestone's Form 8-K.

On January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. Pursuant to the Winston Settlement Agreement, if the Winston Settlement is consummated, Milestone will be required to pay, in cash,$0.75 per share for each of the ouustanding 3,033,995 shares of Series A Preferred Stock, to each Series A Preferred Stockholder who does not opt out of the Winston Settlment , plus the plaintiff's legal fees in an amount not to exceed $650,000 and will incur other legal expenses. Milestone believes that the amount it and certain of its directors will be required to pay, pursuant to the Winston Settlement Agreement and as a result of the litigation, if the Winston Settlement is consummated, are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company has incurred approximately $250,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union has refused to contribute to the Winston Settlement, as set forth in the Winston Settlement Agreement, asserting that the Winston Settlement does not encompass any covered loss (as defined in the National Policy). Stonewall has also refused to contribute to the Winston Settlement. In the complaint, the plaintiffs allege that National Union and Stonewall have wrongfully failed to contribute to the Winston Settlement and seek reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union has answered the complaint and has denied liability. Stonewall has until April 6, 1998 to answer the complaint. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

15.  Subsequent Events

The Company entered into an agreement (the "SGSC Agreement") on January 9, 1998, effective as of December 24, 1997, with Societe Generale Securities Corporation ("SGSC") pursuant to which the Company retained SGSC to act as a financial advisor to the Company and two of its affiliates (the "Affiliates"), in connection with any transaction (a "Transaction") involving a proposed sale by the Affiliates of certain shopping center properties and a proposed sale by the Company of certain of its Fee Properties. The shopping center properties to be sold by the Affiliates are subject to Wrap Debt held by the Company which would need to be released prior to the consummation of a Transaction. The Properties to be sold and the Wrap Debt to be repaid in connection with any Transaction could represent a substantial portion of the Company's real estate related assets.

Neither the Company nor the Affiliates have entered into any commitment, agreement or understanding with any prospective purchaser with respect to any Transaction, and there can be no assurance that SGSC will be able to identify suitable candidates to undertake any Transaction, or that if identified, the Company and the Affiliates will be able to consummate any Transaction on terms acceptable to them.

On February 9, 1998, the Company realized its position in its Wraparound Note on the property located in Chili, New York as a result of the assignment of the Wraparound Note. Such assignment resulted in the relief of the non-recourse underlying mortgage, which resulted in a net book gain of approximately $75,000 to the Company.

16.  Consolidated Quarterly Summary of Operations

The following is summary financial information with respect to the Company's operations for the four fiscal quarters during fiscal year 1997.

                                                     Fourth                   Third            Second           First
                                                     Quarter                  Quarter          Quarter          Quarter

Total revenues                                    $10,968,487   (1)       $6,308,950       $5,966,201       $6,848,273

Total expenses                                    11,738,497               7,328,116        7,657,032        7,520,231
                                                ------------            ------------       ----------       ----------

Loss before income taxes                           (770,010)              (1,019,166)      (1,690,831)        (671,958)

(Benefit) provision for income taxes               (980,919)                 166,297          416,309         (322,921)
                                                ------------           -------------      -----------       -----------

Net income (loss)                                     210,909             (1,185,463)      (2,107,140)        (349,037)
                                                  ===========           =============     ============      ===========

Net income(loss) per common  share                     $0.05                  ($0.28)          ($0.50)          ($0.08)
                                                ============          ===============   ==============     ============

Weighted average common  shares outstanding        4,213,368               4,211,275        4,192,211        4,188,451
                                                ============           =============     ============        =========


Note:
(1) Includes approximately $3,511,560 of gain on sale of available-for-sale securities (see Note 2. "Summary of Significant Accounting Policies").

                           MILESTONE PROPERTIES, INC.

                                  Schedule III

                    Real Estate and Accumulated Depreciation
                                December 31, 1997


                                          Initial Cost         Cost of                  Accumulated     Date            Depreciation
     Location       Encumbrances        Land       Building  Improvements      Total    Depreciation   Acquired         Life

Mountain View Mall   $17,179,016   $1,030,000   $19,866,183    $79,338      $20,975,521 ($4,472,989)   10/23/95          50
Bend, Oregon

Pine Oak Plaza        -               110,000       990,000     45,145        1,145,145      (7,207)   09/24/97          50
Sunrise, Florida

Sunrise Shopping Center1,199,650       -          2,530,219     91,904        2,622,123  (1,022,012)   10/23/95          50
Zanesville, Ohio

Family Dollar Stores   -               -            794,909      8,607          803,516    (563,743)   10/23/95       26.65
Blackstone, Virginia

                     -----------   ----------   -----------   --------      ----------- -----------
     Totals          $18,378,666   $1,140,000   $24,181,311   $224,994      $25,546,305 ($6,065,951)
                     ===========   ==========   ===========   ========      =========== ===========


Reconciliation of Property and Improvements

Balance at January 1, 1995                      $84,160,584

         Pooling-
           Acquisitions          $24,221,311
         Dispositions            (84,160,584)

Balance at December 31, 1995                     24,221,311

         Improvements                 46,999

Balance at December 31, 1996                     24,268,310

         Acquisitions              1,100,000
         Improvements                177,995

Balance  at December 31, 1997                   $25,546,305


Reconciliation of Accumulated Depreciation

Balance at January 1, 1995                    ($13,848,604)

         Dispositions             $13,848,604
         Pooling-Accumulated
              Depreciation         (4,965,798)
         Depreciation Expense         (97,380)

Balance at December 31, 1995                    (5,063,178)

         Depreciation expense       (481,840)

Balance at December 31, 1996                    (5,545,018)

         Depreciation expense       (520,933)

Balance at December 31, 1997                   ($6,065,951)


At December 31, 1997 the tax basis of the Company's owned real estate was approximately $25,406,248.