Form 10-K/A
period 1997-12-31
MILESTONE PROPERTIES INC
filed 1998-04-29
CIK 858387

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                        For the transition period from ___ to ___

                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                       65-0158204
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                      33432
  (Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code     (561) 394-9533
Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:
                                              Name of Each Exchange
    Title of Each Class                        on Which Registered
---------------------------------           -----------------------------
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

As of April 23, 1998, 4,213,368 shares of the Registrant's Common Stock and 3,033,995 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

Explanatory Note

        The purpose of this amendment is to (i) provide information required by Items 10, 11, 12 and 13 of Part III of Form 10-K and (ii) provide updated disclosure concerning the current status of the Winston Action (See Item 3. Legal Proceedings). The information referenced in (i) above is being provided by amendment because the Registrant's Form 10-K for its fiscal year ended December 31, 1997 incorporated by reference this information from the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") and the definitive Proxy Statement will not be filed with the Securities and Exchange Commission by April 30, 1998.

Part II

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

     On January 30, 1996, Milestone, its Board of Directors and Concord were named as defendants in an action (the "Winston Action") commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the action, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself and other Series A Preferred Stockholders, alleged that in connection with the Acquisition, the Transfer and the Distribution (the Acquisition, the Transfer and the Distribution are collectively referred to herein as the "Transactions"), Milestone and its directors engaged in self-dealing and breached their fiduciary duties and duties of good faith and fair dealing to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the Properties were grossly inferior to the UPI Properties. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action, including a claim of rescission. The defendants moved to dismiss the amended complaint and, after hearing arguments thereon, the Delaware Court dismissed the plaintiff's claim for rescission of both the Transfer and the Distribution and reserved decision on the defendants' motion to dismiss the plaintiff's claim for damages and other relief. On December 9, 1996, the plaintiff requested that the Delaware Court dismiss the amended complaint, and filed a purported new class action. On January 14, 1997, the defendants filed a motion to dismiss or stay the purported new class action. On May 12, 1997, the Delaware Court issued a decision on such motion and dismissed the plaintiff's breach of fiduciary duty and statutory claims (although the Delaware Court had allowed the plaintiff to replead the fiduciary duty claim as a derivative claim brought on behalf of Milestone), but did not dismiss the plaintiff's claim that the Transfer and the Distribution did not comply with the Certificate of Designations for the Series A Preferred Stock. On June 4, 1997, the plaintiff appealed the Delaware Court's dismissal of the fiduciary duty claim and, on June 11, 1997, the defendants filed a cross-appeal. The plaintiff thereafter filed an amended complaint.

     On October 30, 1997, Milestone entered into a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") providing for the settlement (the "Winston Settlement") of the Winston Action. If the Winston Settlement had been approved and consummated, the Winston Action would have been dismissed, Milestone's stockholders would have released all derivative claims arising in connection with the Transactions and the holders of the Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement was consummated would have released any claims they may have had against Milestone and the other named defendants arising out of the Transactions. Each Series A Preferred Stockholder who did not opt out of the Winston Settlement and who owned shares of the Series A Preferred Stock on the date the Winston Settlement was consummated would have received $0.75 per share in cash from the Company and one share of preferred stock of Concord Milestone Preferred, Inc., a Delaware corporation affiliated with Concord ("CMP") ( the "CMP" Preferred Stock), in exchange for each share of Series A Preferred Stock surrendered. The CMP Preferred Stock would have had a liquidation preference of $2.25 per share, would have been required to be redeemed by CMP at $2.25 per share after five years, and would have had no voting or dividend rights; in addition, the CMP Preferred Stock would have been subject to optional redemption in accordance with a schedule during the five year period prior to mandatory redemption. CMP's redemption obligations would have been secured by a letter of credit. The Winston Settlement was subject to approval by the Delaware Court after a hearing, and was also subject to a number of conditions which may have been waived at the option of the Company and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock did not opt out of the Winston Settlement.

     In April 1998, Counsel for the plaintiff to the Winston Action advised the Company that the plaintiff would not proceed with the Winston Settlement Agreement.

     The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed with the Securities and Exchange Commission on November 12, 1997 as Exhibit 2 to Milestone's Form 8-K.

     On January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. Pursuant to the Winston Settlement Agreement, had the Winston Settlement been consummated, Milestone would have paid approximately $2,225,000, plus the plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the Winston Settlement Agreement and as a result of the litigation, had the Winston Settlement been consummated, are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company has incurred approximately $440,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to the Winston Settlement, as set forth in the Winston
Settlement Agreement, asserting that the Winston Settlement does not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to the Winston Settlement. In the complaint, the plaintiffs allege that National Union and Stonewall wrongfully failed to contribute to the Winston Settlement and seek reimbursement from National Union and Stonewall up to the limits of their respective policies. As a result of the termination of the Winston Settlement Agreement Milestone and its Directors will request that the court put the action against Stonewall and National Union on the suspense calendar. At this time, the Company is not in a position to render an opinion as to the outcome of this action.


 PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     Leonard S. Mandor, age 51, has served as Chairman of the Board and Chief Executive Officer of the Company since the Company began operations on December 18, 1990. Mr. Mandor's current term of office as a director expires at the annual meeting of stockholders in 1999. Mr. Mandor is also the Chief Executive Officer and a director of Concord and has been associated with Concord since its inception in 1981.

     Robert A. Mandor, age 46, has served as President, Chief Financial Officer and a director of the Company since it began operations on December 18, 1990. Mr. Mandor's current term of office as a director expires at the annual meeting of stockholders in 1998. Mr. Mandor is also the President and a director of Concord and has been associated with Concord since its inception in 1981.

     Joseph P. Otto, age 44, was appointed a director of the Company by the Board in November 1996 to fill a vacancy and has served as a Vice President of the Company since it began its operations in December 1990. Mr. Otto's current term of office as a director expires at the annual meeting of stockholders in 2000. Mr. Otto is also a Vice President, Treasurer and Secretary of Concord and has been associated with Concord since 1984.

     Geoffrey S. Aaronson, age 47, is a shareholder of the law firm of Schantz, Schatzman, Aaronson & Perlman, P.A. in Miami, Florida. He has been with such firm since 1983. Mr. Aaronson's practice emphasizes corporate and business financial reorganizations. Mr. Aaronson has been a director of the Company since December 1990 and his current term of office expires at the annual meeting of stockholders in 2000.

     Harvey Jacobson, age 55, has been the Chief Executive Officer of Glencraft Lingerie Corporation since 1985. Mr. Jacobson has been a director of the Company since December 1990 and his current term of office expires at the annual meeting of stockholders in 1998.

     Gregory McMahon, age 47, was elected as a director of the Company by the holders of the Preferred Stock in 1991, is a Certified Public Accountant and has been a partner in the accounting firm of John McMahon & Sons for more than 17 years. Mr. McMahon specializes in taxation and real estate. Mr. McMahon's current term of office expires at the annual meeting of stockholders in 1999.

     Leonard S. Mandor and Robert A. Mandor are brothers. There are no other family relationships among any other directors or executive officers of the Company.

Executive Officers

     In addition to the persons described below, Leonard S. Mandor, Robert A. Mandor and Joseph P. Otto are also executive officers of the Company, holding the offices described above. There are no arrangements between the Company and any Named Executive Officer (as defined herein) other than the agreements between the Company and each of Leonard S. Mandor, Robert A. Mandor, Harvey
Shore and Joseph P. Otto described under Item 11. Executive Compensation - Employment Arrangements and Compensation Plans.

     Harvey Shore, age 53, has served as Secretary and a Senior Vice President of the Company since it began operations on December 18, 1990. Mr. Shore is also a Senior Vice President of Concord and has been associated with Concord since 1983.

     Patrick S. Kirse, age 29, was appointed Vice President of Accounting of the Company in September 1997 and has served as Controller of the Company since October 1997. Mr. Kirse had served as a non- executive Vice President of the Company from February 1996 until September 1997 and has been associated with the Company since March 1995. From January 1992 until March 1995, Mr. Kirse, a Certified Public Accountant, was an accountant with Deloitte & Touche LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock, the Preferred Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 1997.

Item 11. Executive Compensation.

     The following table sets forth certain information concerning compensation paid by the Company to the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers (together, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years.

                           Summary Compensation Table



                                                                       Annual
                                                                    Compensation                     Long-Term Compensation

                                                                                                  Awards
                                                                                                Securities               Payouts
                                                                                                Underlying                 LTIP
Name and                                                       Salary          Bonus              Options                Payouts
Principal Position                                 Year          ($)            ($)                 (#)                    ($)

Leonard S. Mandor                                  1997            405,168        182,326       111,100(2)                 ---
  Chairman and Chief                               1996            385,875            ---           ---                  409,482
  Executive Officer                                1995            367,500        165,375           ---                    ---

Robert A. Mandor                                   1997            347,287        156,279       111,100(2)                 ---
  President and Chief                              1996            330,750            ---           ---                  409,482
Financial Officer                                  1995            315,000        141,750           ---                    ---

Harvey Shore                                       1997            144,050         41,556        28,000(3)                 ---
  Senior Vice President                            1996            137,200         20,580           ---                    ---
  and Secretary                                    1995            130,667         32,667           ---                    ---

Joseph P. Otto                                     1997            155,696         46,709        26,000(4)                 ---
  Vice President                                   1996            137,200         20,580           ---                    ---
                                                   1995            130,667         64,067           ---                    ---

Joan LeVine                                        1997             65,935            ---        23,800(5)                 ---
  Former Senior Vice President,                    1996             96,040         14,406           ---                    ---
  Treasurer and Controller (1)                     1995            112,742         28,186           ---                    ---




---------------------

(1) Joan LeVine resigned as Senior Vice President, Treasurer and Controller of the Company on October 3, 1997. After resigning as an employee of the Company, Ms. LeVine received $50,000 to provide financial consulting services to the Company on an as requested basis.

(2)              Includes  options to purchase  53,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to such executive officer upon the cancellation of exercisable options to purchase 53,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by the executive officer, pursuant to the Company's 1993 Employee Stock Option

                 Plan (the "1993 Employee Stock Option Plan") (see "Repricing of Options" contained herein for a discussion concerning such repricing).

(3)              Includes  options to purchase  14,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to Mr. Shore upon the cancellation of exercisable options to purchase 14,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by Mr. Shore, pursuant to the 1993 Employee Stock Option Plan (see "Repricing of Options" contained herein for a discussion concerning such repricing).

(4)              Includes  options to purchase  12,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to Mr. Otto upon the cancellation of exercisable options to purchase 12,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by Mr. Otto, pursuant to the 1993 Employee Stock Option Plan (see "Repricing of Options" contained herein for a discussion concerning such repricing).

(5)              Includes  options to purchase  14,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to Ms. LeVine upon the cancellation of exercisable options to purchase 14,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by Ms. LeVine, pursuant to the 1993 Employee Stock Option Plan. (See "Repricing of Options" contained herein for a discussion concerning such repricing.) All such options terminated on October 3, 1997 as a result of Ms. LeVine's resignation as an officer of the Company on such date.


   Other than under the Company's Long-Term Incentive Bonus Plan (the "LTIP") described below, and except as set forth above, no other annual compensation, restricted stock awards, stock appreciation rights ("SARs") or other compensation, were awarded to, earned by or paid to, any of the Named Executive Officers during any of the last three fiscal years.


                        Option Grants in Last Fiscal Year

   The following table sets forth certain information for each of the persons named in the Summary Compensation Table with respect to stock options granted to such executive officers under the Company's 1993 Employee Stock Option Plan during the year ended December 31, 1997.


                                              Individual Grants

                                             Percent of
                             Number of          Total
                            Securities         Options
                            Underlying       Granted to
                              Options         Employees        Exercise                                Grant
                              Granted         in Fiscal          Price           Expiration         Date Present
Name                          (#) (1)          Year(%)          ($/Sh)              Date            Value($)(2)
----                         ---------        ---------         ------             ------          ------------

Leonard S. Mandor           111,100(3)          37.0             $0.50             6/25/07            65,549
Robert A. Mandor            111,100(3)          37.0             $0.50             6/25/07            65,549
Harvey Shore                 28,000(4)           9.3             $0.50             6/25/07            16,520
Joseph P. Otto               26,000(5)           8.7             $0.50             6/25/07            15,340
Joan LeVine                  23,800(6)           7.9             $0.50             6/25/07            14,042

-------------------

(1)              Each option is exercisable for one share of Common Stock.

(2) The grant date value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 5.06%, an expected life of one year, volatility of 42.20% and no dividends.

(3)              Includes  options to purchase  53,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to such executive officer upon the cancellation of exercisable options to purchase 53,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by the executive officer, pursuant to the 1993 Employee Stock Option Plan (see "Repricing of Options" contained herein for a discussion concerning such repricing).

(4)              Includes  options to purchase  14,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to Mr. Shore upon the cancellation of exercisable options to purchase 14,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by Mr. Shore, pursuant to the 1993 Employee Stock Option Plan (see "Repricing of Options" contained herein for a discussion concerning such repricing).

(5)              Includes  options to purchase  12,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to Mr. Otto upon the cancellation of exercisable options to purchase 12,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by Mr. Otto, pursuant to the 1993 Employee Stock Option Plan (see "Repricing of Options" contained herein for a discussion concerning such repricing).

(6)              Includes  options to purchase  14,000  shares of the  Company's
                 Common Stock at an exercise price equal to $0.50 per share which were granted to Ms. LeVine upon the cancellation of exercisable options to purchase 14,000 shares of the Company's Common Stock at an exercise price equal to $4.75 per share then held by Ms. LeVine, pursuant to the 1993 Employee Stock Option Plan (see "Repricing of Options" contained herein for a discussion concerning such repricing.) All such options terminated on October 3, 1997 as a result of Ms. LeVine's resignation as an officer of the Company on such date.


   The Company does not currently have (and has not previously had) any plan pursuant to which any SARs may be granted.


Repricing of Options

   On June 26, 1997, the Compensation Committee and the Board of Directors of the Company approved the cancellation and simultaneous reissuance of options to purchase shares of the Company's Common Stock then held by Leonard S. Mandor, Robert A. Mandor, Harvey Shore, Joseph P. Otto and Joan LeVine, pursuant to the Company's 1993 Employee Stock Option Plan. The original options were all granted on December 28, 1993, were all exercisable, had an expiration date of December 27, 2003 and had an exercise price equal to $4.75 per share. The new options, which were granted on June 26, 1997 to purchase the same number of shares of the Company's Common Stock that were cancelled in the name of each such officer (53,000 options for each of Leonard S. Mandor and Robert A. Mandor, 14,000 options for each of Harvey Shore and Joan LeVine, and 12,000 options for Joseph
P. Otto) became exercisable on December 25, 1997 at an exercise price equal to $0.50 per share with a 10 year expiry. As a result of Joan LeVine resigning as an officer of the Company on October 3, 1997, all options to purchase shares of the Company's Common Stock then held by her expired on such date. The Board of Directors of the Company believes that the cancellations and the simultaneous reissuances of such options were in the best interests of the Company and its stockholders and were important in satisfying the Company's compensation goals and congruous with the Company's compensation philosophy after taking into consideration, among other things, that the then outstanding options did not effectively function as the performance incentives for which they were originally intended because the exercise prices of such options were significantly higher than the prevailing market value of the underlying shares of the Company's Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
     Values

   The following table sets forth information with respect to the value at December 31, 1997 of unexercised stock options held by the Named Executive Officers. No options were exercised by any Named Executive Officer and no SARs were granted by the Company during the year ended December 31, 1997.



                                                            Number of Securities Underlying        Value of Unexercised In-the-Money
                                                            Unexercised Options at Fiscal Year-End             Options
                         Shares Acquired        Value                      (1)                         at Fiscal Year-End(2)
                           on Exercise         Realized       Exercisable / Unexercisable           Exercisable / Unexercisable
Name                           (#)               ($)                       (#)                                 ($)
----                          -----             -----                     -----                               ----
Leonard S. Mandor                 0                0                   111,100/0                            13,888/0
Robert A. Mandor                  0                0                   111,100/0                            13,888/0
Harvey Shore                      0                0                    28,000/0                             3,500/0
Joan LeVine(3)                    0                0                         0/0                                 0/0
Joseph P. Otto                    0                0                    26,000/0                             3,250/0
   ---------------------

(1)        Each option is exercisable for one share of Common Stock.

(2) Based upon the closing price of the Common Stock of $0.625 on December 31, 1997, less the exercise price.

(3) Pursuant to the 1993 Employee Stock Option Plan, all options held by Ms. LeVine terminated on October 3, 1997 as a result of Ms. LeVine's resignation as an officer of the Company on such date.

               Long-Term Incentive Plans - Awards Last Fiscal Year

   The following  table sets forth the value of the bonuses  accrued for Leonard
S. Mandor and Robert A. Mandor as of December 31, 1997 under the Company's LTIP. None of the other Named Executive Officers were eligible to receive awards under such plan.


                                                                 Performance
Name                                                             Period Until        Estimated Future Payouts Under
                                  Number of Shares, Units          Maturation                  Non-Stock
                                    or Other Rights              or Payout               Price-Based Plans


Leonard S. Mandor                        1(1)                      12/31/97                   334,730(2)
Robert A. Mandor                         1(1)                      12/31/97                   334,730(2)
---------------------

(1) Under the LTIP, Leonard S. Mandor and Robert A. Mandor were each entitled to cash bonuses based upon 9% of the adjusted pre-tax profits for 1994, 1995, 1996 and 1997 of Milestone Asset Management, Inc. ("MAMI"), a wholly-owned subsidiary of the Company formerly known as Milestone Mortgage Corporation.

(2) Bonuses accrued under the LTIP as of December 31, 1997 of $334,730 for each of Leonard S. Mandor and Robert A. Mandor were paid to each of Leonard S. Mandor and Robert A Mandor on January 6, 1998. On March 20, 1997, the Company made a payout of bonuses of $409,482 under the LTIP to each of Leonard S. Mandor and Robert A. Mandor, which bonuses were accrued for during the years ended December 31 1994, 1995 and 1996.

Compensation of Directors

   The Board of Directors currently has (i) an Audit Committee consisting of Messrs. Aaronson, Jacobson and McMahon whose function is to assist the Board of Directors in fulfilling its fiduciary responsibilities relating to accounting and reporting, and to maintain an independent line of communication between the Board of Directors, the Company's auditors and the Company's internal accounting staff; (ii) a Compensation Committee consisting of Messrs. Aaronson, Jacobson and McMahon whose function is to recommend to the Board of Directors the appropriate level of compensation (including incentive compensation based upon performance-related criteria) to be paid to the Company's executives as well as being responsible for administering and making grants under the 1993 Employee Stock Option Plan; (iii) an Executive Committee consisting of Leonard S. Mandor, Robert A. Mandor and Joseph P. Otto whose function is to exercise certain powers of the Board of Directors, when necessary or appropriate for the efficient management of the business and affairs of the Company, between meetings of the Board of Directors; and (iv) a Related Party Transaction Committee (the "RPT Committee") consisting of Messrs. Aaronson, Jacobson and McMahon whose function is to evaluate the appropriateness of entering into, the terms of, and enforcing, transactions with affiliates and related parties.

   Each of the Company's directors who is not an employee of the Company receives an annual fee of $20,000 for serving as a director, and each member of the Compensation Committee, the RPT Committee and the Audit Committee receives a fee of $600 for each such committee meeting attended. All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses in connection with all meetings of the Board of Directors and committee meetings attended.

   Under the Company's 1993 Nonemployee Director Stock Option Plan (the "Nonemployee Director Stock Option Plan"), each director who is not an employee of the Company is granted options to purchase 2,500 shares of Common Stock on the director's first election to the Board of Directors, and, thereafter through December 28, 2003, is granted options to purchase an additional 2,500 shares of Common Stock at each annual meeting of stockholders for his or her prior year of service as a director. One-half of each such grant of 2,500 options becomes exercisable on the first anniversary of the date of the grant and the other half of such grant becomes exercisable on the second anniversary of the date of the grant. On May 23, 1997, Geoffrey S. Aaronson, Harvey Jacobson and Gregory McMahon, the Company's nonemployee directors, were each granted options to purchase 2,500 shares of Common Stock at an exercise price of $0.50 per share under the Nonemployee Director Stock Option Plan.

Employment Arrangements and Compensation Plans

   In March 1993, the Board approved three-year employment agreements for each of the Named Executive Officers, effective as of January 1, 1993. These employment agreements provide for annual base salaries as well as certain fringe benefits, including health care and life insurance. The employment of any Named Executive Officer under his or her employment agreement may be terminated on 30 days written notice by either the Company or the executive officer. In February 1994, the Compensation Committee recommended and the Board of Directors approved, an increase in the base salaries of each of the Named Executive Officers for 1994. On March 30, 1995, the Compensation Committee recommended, and the Board of Directors approved, an additional 5% increase in the base salaries for each of the Named Executive Officers for 1995 and amendments to the respective employment agreements of Harvey Shore, Joan LeVine and Joseph P. Otto to provide for six months' base salary as severance pay in the event of the termination of their employment with the Company without cause. Effective July 1, 1995,

Ms. LeVine's base salary for 1995 was reduced in connection with the reduction of her work schedule. In April 1996, the Compensation Committee recommended, and the Board of Directors approved, three-year extensions, effective as of January 1, 1996, to the employment agreements of each of the Named Executive Officers pursuant to which the Company agreed to increase the base salaries of each of the Named Executive Officers by 5%. On March 20, 1997, the Compensation Committee recommended, and the Board of Directors approved, an additional 5% increase in the base salaries of each of the Named Executive Officers, effective as of January 1, 1997. On October 3, 1997 Joan LeVine's employment agreement with the Company terminated upon her resignation as Senior Vice President, Treasurer and Controller of the Company. After resigning as an officer of the Company, Ms. LeVine received $50,000 to provide financial consulting services to the Company on an as requested basis. Effective August 1, 1997, Joseph P. Otto's base salary was raised in connection with an increased work load and greater responsibilities. On April 1, 1998, the Compensation Committee recommended, and the Board of Directors approved, an additional 5% increase in the base salaries of each of the Named Executive Officers of the Company (except for Joan LeVine) for 1998. Accordingly, the base salaries of the Named Executive Officers of the Company as of January 1, 1998 are as follows: Leonard S. Mandor -- $425,427 per year; Robert A. Mandor -- $364,652 per year; Joseph P. Otto -- $183,750 per year; and Harvey Shore -- $151,263 per year.

   In March 1993, the Board also approved separate severance agreements (the "Severance Agreements") with each of the Named Executive Officers. The Severance Agreements provide that if the applicable executive's employment is terminated by the Company without "cause" or by the executive for "good reason" within three years of a "change in control" of the Company, the Company will pay to the executive a termination payment of up to three times the executive's annual salary plus certain bonuses, will pay to the executive all accrued fringe benefits and will continue to provide insurance coverage as in effect on the date of termination. For purposes of the Severance Agreements, "cause" includes certain misconduct by the executive, conviction of the executive of certain felonies and neglect of the executive's duties; "good reason" includes a breach by the Company of the executive's employment agreement or severance agreement, removal of the executive from any positions without cause or a significant adverse change in the executive's working conditions or status; and "change in control" includes certain acquisitions of voting securities giving a person 20% or more of the combined voting power of the Company, certain changes in the composition of the Company's Board of Directors, certain mergers, consolidations, reorganizations or dispositions of assets or the liquidation or dissolution of the Company.

   In February 1994, the Compensation Committee recommended, and the Board of Directors of the Company approved, the creation of (i) an annual incentive bonus program for Leonard S. Mandor and Robert A. Mandor under which bonuses are calculated based on the Company's adjusted pre-tax net profits and the performance of the Common Stock and the Preferred Stock, (ii) an annual incentive bonus program for two of the Company's other current executive officers, Harvey Shore and Joseph P. Otto, under which bonuses are calculated based on (a) the Company's adjusted pre-tax net profits and the performance of the Common Stock and the Preferred Stock, and (b) the achievement of certain individual performance objectives, and (iii) the LTIP for Leonard S. Mandor and Robert A. Mandor providing for a bonus to be determined by the profitability of MAMI in 1994, 1995 and 1996, which was subsequently extended to 1997. Based on the achievement of certain Company performance objectives, the Compensation Committee recommended and the Board of Directors approved and awarded Leonard S. Mandor and Robert A. Mandor bonuses for 1997 of $182,326 and $156,279, respectively, under their annual incentive bonus program. In April 1998, pursuant to their annual incentive bonus program, each of Harvey Shore and Joseph P. Otto was awarded a bonus for 1997 equal to 30% of their respective base salaries. Pursuant to the LTIP, as of December 31, 1997, each of Leonard S. Mandor and Robert A. Mandor had accrued bonuses of $334,730 which were based on an amount equal to 9% of MAMI's 1997, adjusted pre-tax profits. Such bonuses and the LTIP accrual were approved by the Compensation Committee and the Board on April 1, 1998.

Compensation Committee Interlocks and Insider Participation

   Geoffrey S. Aaronson, Harvey Jacobson and Gregory McMahon all served as members of the Compensation Committee during 1997. All of the members of the Compensation Committee are non-employee directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of securities of the Company as of the close of business on April 23, 1998 by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (ii) each director and nominee for director of the Company, (iii) the Company's Chief Executive Officer and each other executive officer and (iv) all directors, nominees for director and executive officers of the Company as a group. The information in the table reflects the current conversion ratio for the Preferred Stock (which is convertible at any time into Common Stock) of 0.91 shares of Preferred Stock to be surrendered for each share of Common Stock to be received upon conversion. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned by such person. No person is known by the Company to beneficially own more than 5% of the Preferred Stock. The Common Stock is the only voting security of the Company, except that holders of the Preferred Stock currently have the right to elect two directors to serve on the Company's Board of Directors(See Item 5 - Dividend Policy). A person is deemed to beneficially own a security if he or she has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.


                                                Common Stock                               Preferred Stock
                                     ----------------------------------              ----------------------------------
                                                                Percent                                        Percent
Name of Beneficial Owner (1)         Number of Shares           of Class             Number of Shares          of Class
----------------------------         ----------------           --------             ----------------          --------
Robert A. Mandor                        3,067,662 (2)            70.8%                   5,346 (3)                *
Leonard S. Mandor                       3,063,945 (4)            70.8                    2,500 (5)                *
Concord Assets Group, Inc.              2,903,845 (6)            68.9                      2,500                  *
Castle Plaza, Inc.                      2,260,564                53.7                        -                    -
Concord Milestone,                        274,910 (7)             6.5                        -                    -
 Incorporated
Concord Fund Incorporated                 274,910 (8)             6.5                        -                    -
Harvey  Shore                              29,180 (9)              *                         -                    -
Joseph P. Otto                             26,462 (10)             *                        326                   *
Joan LeVine                                   386 (11)             *                        272                   *
Gregory McMahon                             8,860 (12)             *                        100                   *
Geoffrey S. Aaronson                        8,750 (13)             *                         -                    -
Harvey Jacobson                             8,750 (13)             *                         -                    -
Patrick S. Kirse                               --                 --                         -                    -
All directors, nominees for             3,261,150 (15)           72.1                      6,044                  *
 director and executive officers
 as a group (9 persons) (14)
---------------------------

 *         Less than 1%

(1) The address of each of the indicated stockholders is c/o Milestone Properties, Inc., 150 E. Palmetto Park Road, 4th Floor, Boca Raton, Florida 33432.
                                       16

(2) Includes (a) 111,100 shares of Common Stock subject to currently exercisable options; (b) 3,127 shares of Common Stock issuable upon the conversion of 2,846 shares of Preferred Stock; (c) 590 shares of Common Stock owned directly; (d) 2,903,845 shares of Common Stock beneficially owned by Concord (see footnote (7)); and (e) 49,000 shares of Common Stock owned by Mill Neck Associates. Mill Neck Associates is a general partnership in which Leonard S. Mandor and Robert A. Mandor each own a 50% general partnership interest. Therefore, each of them has the power to vote and dispose of the 49,000 shares and, as a result of such power, are each deemed to beneficially own all of such 49,000 shares. Robert A. Mandor is an officer, director and stockholder of Concord and, therefore, may be deemed to be a beneficial owner of the shares of Common Stock beneficially owned by Concord. Robert A. Mandor disclaims beneficial ownership of the shares of Common Stock beneficially owned by Concord pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by virtue of the ownership by Leonard S. Mandor of more than a majority of the outstanding capital stock of Concord, thereby giving Leonard S. Mandor the ultimate power to control the voting and disposition of the shares of Common Stock beneficially owned by Concord.

(3) Includes 2,846 shares of Preferred Stock owned directly and 2,500 shares of Preferred Stock owned by Concord.

(4) Includes (a) 111,100 shares of Common Stock subject to currently exercisable options; (b) 2,903,845 shares of Common Stock beneficially owned by Concord (see footnote (7)); and (c) 49,000 shares of Common Stock owned by Mill Neck Associates (see footnote (3)).

(5)            Represents  2,500 shares of Preferred  Stock owned by Concord.

(6) Includes (a) 274,910 shares of Common Stock held in the name of Concord Associates and beneficially owned by Concord Milestone, Incorporated ("CMI"), a wholly-owned subsidiary of Concord; (b) 81,534 shares of Common Stock owned by Concord Milestone Partners, L.P., whose general partner, Concord Milestone Income II, Inc., is a wholly-owned subsidiary of Concord; (c) 2,747 shares of Common Stock which Concord has the right to acquire upon conversion of 2,500 shares of the Preferred Stock directly owned by Concord; (d) 2,260,564 shares of Common Stock owned by Castle Plaza, Inc. ("CPI"), a wholly-owned subsidiary of Concord; (e) 163,291 shares of Common Stock owned by Mountain View Mall, Inc., a wholly-owned subsidiary of Concord; and (f) 120,799 shares of Common Stock owned by Concord Income Realty Partners VI, L.P., a limited partnership, the sole general partner and sole limited partner of which are wholly-owned subsidiaries of Concord ((a) through (f) are collectively referred to as the "Concord Stock").

(7) Consists of the 274,910 shares of Common Stock beneficially owned by Concord Fund Incorporated ("CFI"). CFI is a wholly-owned subsidiary of CMI.

(8) Owned as successor to Concord Associates, the registered owner of such shares.

(9) Includes 1,180 shares of Common Stock and 28,000 shares of Common Stock subject to currently exercisable options.

(10) Includes (a) 358 shares of Common Stock issuable upon conversion of 326 shares of Preferred Stock; (b) 26,000 shares of Common Stock subject to currently exercisable options; and (c) 104 shares of Common Stock.
                                       17

(11) Includes (a) 299 shares of Common Stock issuable upon conversion of 272 shares of Preferred Stock and (b) 87 shares of Common Stock.

(12) Includes (a) 110 shares of Common Stock issuable upon conversion of 100 shares of Preferred Stock and (b) 8,750 shares of Common Stock subject to options, 6,250 of which are currently exercisable and 2,500 of which will become exercisable within 60 days.

(13) Consists of 8,750 shares of Common Stock subject to options, 6,250 of which are currently exercisable and 2,500 of which will become exercisable within 60 days.

(14) The shares of Common Stock beneficially owned by Concord Assets Group, Inc. ("Concord") (see footnote (7)), and Mill Neck Associates (see footnote (3)) may be deemed to be beneficially owned by both Leonard S. Mandor and Robert A. Mandor. Such shares, however, are only included once in the computation of shares beneficially owned by directors, nominees for director and executive officers as a group.

(15) Includes (a) 294,950 shares of Common Stock subject to currently exercisable options; (b) 7,500 shares of Common Stock subject to options which will become exercisable within 60 days and (c) 6,641 shares of Common Stock issuable upon the conversion of 6,044 shares of Preferred Stock.

Item 13. Certain Relationships and Related Transaction.

   As a result of the Acquisition in October 1995, Concord (i) beneficially owns approximately 69% of the Company's Common Stock and approximately 40% of the Common Stock on a fully diluted basis (i.e., if there were to be a full conversion of the Preferred Stock and exercise of currently outstanding options for Common Stock), (ii) has the ability to elect all of the Company's directors, other than the directors elected by the holders of the Preferred Stock, and
(iii) has the ability, subject to certain limitations, to approve all matters submitted to a vote of the Common Stockholders, including all fundamental corporate transactions. Concord is wholly owned by Leonard S. Mandor and Robert
A. Mandor, both of whom are executive officers and directors of both Concord and the Company.

   As a result of and immediately following UPI's recapitalization and spin-off in November 1995, Concord and its affiliates acquired approximately 75% of UPI's common stock and the Company owned all 650,000 outstanding shares of UPI's preferred stock, par value $.01 per share, with a 9% cumulative dividend subject to adjustment to 8% in certain events and a $10 per share liquidation preference and redemption value (the "UPI Preferred Stock"). Between March 22, 1996 and February 25, 1997, UPI redeemed an aggregate of 293,600 shares of the UPI Preferred Stock owned by the Company at a price of $10.00 per share for a total redemption price of $2,936,000 plus the accrued and unpaid dividends on such redeemed shares. In connection with the UPI Merger in February 1997, 356,400 shares of the UPI Preferred Stock which the Company owned as of the date of the UPI Merger were converted into shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares") on a share for share basis. The Company believes that the terms of the Kranzco Series C Shares are similar to the terms of the UPI Preferred Stock, since the Kranzco Series C Shares (i) have the same redemption price and liquidation preference and price ($10 per share) as the UPI Preferred Stock, (ii) pay cumulative dividends at the rate paid on the UPI Preferred Stock as of the date of the UPI Merger (8%) and
(iii) are required to be redeemed ratably on a quarterly basis over a two-year period from the date of the UPI Merger, as compared to the UPI Preferred Stock, which was not required to be redeemed until the year 2002 (although UPI could have, at its option, redeemed shares of UPI Preferred Stock at any time).
                                       18

     In connection with the Rabin Litigation and pursuant to the Rabin Stipulation and Order, although the Company is not a party to such action, a portion of certain transaction expenses (up to 17.75%) will now be required to be paid by the Company, as the holder of certain Wrap Debt, in connection with future sales of certain properties owned by the Concord Partnerships. Concord and one of its subsidiaries have agreed to indemnify the Company for any losses, up to $200,000 in the aggregate, resulting from any such additional transaction fees, costs or expenses incurred by the Company as a result of such an event. The Company does not believe that its obligations under the Rabin Stipulation and Order will be materially adverse to the Company. (See Item 3. Legal Proceedings).

     In December 1990, the Company entered into an executive management agreement, as amended (the "Executive Management Agreement"), with Concord, pursuant to which the Company provides management services and assists Concord in the management of certain properties (the "Concord Properties") owned by Concord and its affiliates, including limited partnerships controlled by Concord or affiliates of Concord. Pursuant to the Executive Management Agreement, which is renewable annually, the Company makes available to Concord certain personnel of the Company to provide management services (the "Management Services") to Concord in connection with which Concord is required to reimburse the Company based upon the hourly wage rate of such personnel, and the Company provides Concord with office space and general office services. The Management Services include overseeing all financing, acquisitions, dispositions and operational functions of the relevant Concord Properties. The operational functions of the Management Services include procuring and maintaining insurance, leasing, supervising and administering expansion and maintenance projects, and performing all other necessary services for maintaining the Concord Properties involved. Under the Executive Management Agreement, affiliates of Concord engaged in real estate brokerage activities may receive brokerage or leasing commissions in connection with the purchase, sale or leasing of properties by the Company. In March 1995, the Executive Management Agreement was amended to reduce by 50% the monthly fee paid by Concord to the Company for Management Services to its present fee of $12,500 and to reduce by 50% the amount reimbursed by Concord for office space and general office services. This reduction was occasioned by a significant decrease in properties leased by Concord and, accordingly, a corresponding decrease in the Management Services. Pursuant to the Executive Management Agreement, Concord owes the Company $163,188 for expenses incurred by the Company in 1997 and Concord reimbursed the Company for expenses totalling $155,857 incurred by the Company in 1996. In addition, Concord owes the Company $69,910 for various services provided by the Company to Concord in 1997 pursuant to the Executive Management Agreement, and Concord paid the Company $68,681 for similar services provided to Concord in 1996.

   Milestone  Properties  Management,   Inc.  ("MPMI"),  one  of  the  Company's
wholly-owned subsidiaries, is a party to a property management agreement (the "Property Management Agreement") with Concord under which MPMI manages certain properties owned by Concord and its affiliates, including limited partnerships controlled by Concord or affiliates of Concord. MPMI received $95,020 and $9,747 in termination fees and incurred $64,762 and $7,608 of accelerated amortization in connection with the termination of management agreements for the years ended December 31, 1997 and 1996, respectively, resulting from the sale or foreclosure of properties owned by limited partnerships syndicated by Concord. As of December 31, 1997, MPMI performed property management and leasing services for 7 of Concord's shopping centers pursuant to the Property Management Agreement.

   In connection with the UPI Merger, on February 26, 1997, UPI terminated the property management agreement it had entered into with MPMI in November 1995 (the "Property Management Agreement") and the management services agreement it had entered into with the Company in November 1995 (the "Management Services Agreement"). The aggregate fees paid in 1997 by UPI to MPMI and the Company for services provided to UPI under the Property Management Agreement and the Management Services Agreement were $21,669 and $86,919, respectively.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MILESTONE PROPERTIES, INC.


                                         By: /s/ Patrick S Kirse
                                             -------------------
                                             Patrick S Kirse
                                             Vice President of Accounting
                                             (Principal Accounting Officer)

Date: April 28, 1998