Form 10-Q
period 1998-03-31
MILESTONE PROPERTIES INC
filed 1998-05-14
CIK 858387

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549


                                            FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from __________________  to  ________________

                           Commission file number     1-10641


                                    MILESTONE PROPERTIES, INC.
                     (Exact Name of Registrant as Specified in its Charter)

      Delaware                                            65-0158204
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
   Incorporation or Organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                  33432
----------------------------------------------------         ------------------
 (Address of Principal Executive Offices)                         (Zip Code)

                                         (561) 394-9533
                      (Registrant's Telephone Number, Including Area Code)

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

Yes  X     No

As of May 8, 1998, 3,033,995 shares of the registrant's common stock, par value $.01 per share, and 4,213,368 shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1998 (Unaudited) and December 31, 1997

                                                                                  March 31, 1998   December 31, 1997
                                                                                ----------------   -----------------
Assets:
Current Assets:
    Cash and cash equivalents ..................................................   $  12,230,077    $  13,435,237
    Restricted Cash ............................................................         222,000          222,000
    Loans receivable ...........................................................       1,496,176        1,512,744
    Accounts receivable ........................................................       1,154,306        1,265,625
    Accrued interest receivable ................................................       1,870,514        8,465,528
    Due from related party .....................................................         469,805          391,851
    Prepaid expenses and other .................................................         978,399        1,034,613
                                                                                   -------------    -------------
         Total current assets ..................................................      18,421,277       26,327,598

    Property, improvements and equipment, net ..................................      19,540,217       19,610,060
    Wraparound notes, net ......................................................      52,849,581       59,402,931
    Deferred income tax asset, net .............................................       4,586,209        4,058,358
    Investments in preferred stock .............................................       1,783,100        2,228,600
    Management contract rights, net ............................................         263,723          290,926
    Goodwill and other, net ....................................................         743,068          304,639
                                                                                   -------------    -------------

         Total assets ..........................................................   $  98,187,175    $ 112,223,112
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................................   $     615,417    $   2,015,942
    Accrued interest payable ...................................................         355,381          259,116
    Master lease payable .......................................................       3,439,381       13,637,564
    Due to related party .......................................................         100,680                0
    Current portion of mortgages and notes payable .............................      38,169,505       38,456,766
    Income taxes payable .......................................................       2,822,119        2,822,119
                                                                                   -------------    -------------

         Total current liabilities .............................................      45,502,483       57,191,507

    Mortgages and notes payable ................................................      27,470,179       29,282,798
                                                                                   -------------    -------------

         Total liabilities .....................................................      72,972,662       86,474,305
                                                                                   -------------    -------------

Commitments and Contingencies

Stockholders' equity:
    Common stock ...............................................................
       ($0.01 par value, 10,000,000 shares authorized, 4,905,959
       issued and outstanding: 692,591 shares in treasury) .......... ..........          49,060           49,060
    Preferred stock (Series A $0.01 par value, $10
       liquidation preference 10,000,000 shares
        authorized, 3,033,995 shares issued and
       outstanding) ............................................................          30,341           30,341
    Additional paid-in surplus .................................................      48,105,428       48,105,428
    Accumulated deficit ........................................................     (19,529,898)     (18,995,604)
    Shares held in treasury - 692,591 shares at cost ...........................      (3,440,418)      (3,440,418)
                                                                                   -------------    -------------

         Total stockholders' equity ............................................      25,214,513       25,748,807
                                                                                   -------------    -------------

         Total liabilities and stockholders' equity ............................   $  98,187,175    $ 112,223,112
                                                                                   =============    =============


    See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
               For the Three Months Ended March 31, 1998 and 1997

                                                                                    March 31, 1998     March 31, 1997
                                                                                   ---------------    ---------------
REVENUES:
     Rent ......................................................................   $     2,745,805    $     2,871,450
     Interest income ...........................................................         2,240,556          3,376,327
     Revenue from management company operations ................................           195,842            200,691
     Tenant reimbursements .....................................................           257,384            357,989
     Management and reimbursement income .......................................            29,051            263,132
     Percentage rent ...........................................................           109,248             70,076
     Amortization of discount - available-for-sale securities ..................                 0             89,300
     Unrealized gain on treasury notes sold short ..............................                 0            403,430
     Gain on realization of wraparound notes ...................................            81,890                  0
     Loss on sale of available-for-sale securities .............................                 0           (784,122)
                                                                                   ---------------    ---------------

     Total revenues ............................................................         5,659,776          6,848,273
                                                                                   ---------------    ---------------


EXPENSES:
     Master lease expense ......................................................         3,445,833          3,531,826
     Interest expense ..........................................................         1,519,598          2,263,277
     Depreciation and amortization .............................................           208,073            193,108
     Salaries, general and administrative ......................................           576,328            605,018
     Property expenses .........................................................           443,666            434,724
     Expenses for management company operations ................................           268,265            285,340
     Professional fees .........................................................           219,345            206,938
                                                                                   ---------------    ---------------

     Total expenses ............................................................         6,681,108          7,520,231
                                                                                   ---------------    ---------------

Loss before income taxes .......................................................        (1,021,332)          (671,958)

Benefit for income taxes .......................................................          (487,038)          (322,921)
                                                                                   ---------------    ---------------

Net loss .......................................................................   $      (534,294)   $      (349,037)
                                                                                   ===============    ===============

Loss attributable to common stockholders .......................................   $         (0.13)   $         (0.08)
                                                                                   ===============    ===============

Weighted average common shares outstanding .....................................         4,213,368          4,188,451
                                                                                   ===============    ===============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                    For the Three Months Ended March 31, 1998

                                               Common Stock        Preferred Stock          Treasury Stock
                                           ------------------    --------------------     --------------------
                                           Shares     Amount      Shares       Amount     Shares       Cost
                                           --------  --------    ---------- ---------    ---------   ---------
Balance January 1, 1998                   4,905,959  $ 49,060    3,033,995  $   30,341   (692,591)  (3,440,418)

Net loss for the three months ended
March 31, 1998


Balance March 30, 1998                    4,905,959  $ 49,060    3,033,995   $  30,341    (692,591)  $(3,440,418)
                                          =========   ========   =========     =======   ==========  ============



                                                                Additional
                                                                Paid-in        Accumulated      Stockholders'
                                                                Surplus           Deficit       Equity

                                                                -------------  ------------    ------------
 Balance January 1, 1998                                        $48,105,428   $(18,995,604)    $25,748,807

 Net loss for the three months ended
 March 31, 1998                                                                   (534,294)       (534,294)


 Balance March 30, 1998                                         $48,105,428   $(19,529,898)    $25,214,513
                                                                ===========    ============    ===========

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Three Months Ended March 31, 1998 and 1997


CASH FLOWS FROM OPERATING ACTIVITIES ..........................      March 31, 1998       March 31, 1997
                                                                  -----------------    -----------------

Net loss ......................................................   $        (534,294)   $        (349,037)
Adjustments to reconcile net loss to
       net cash used in operating activities
     Depreciation and amortization ............................             208,073              193,108
     Deferred income  taxes ...................................            (527,851)             280,032
     Unrealized gain on treasury notes sold short .............                   0             (403,430)
     Amortization of discount - available-for-sale securities .                   0              (89,300)
     Realized loss on sale of available-for-sale securities ...                   0              784,122
     Gain on realization of wraparound notes ..................              81,890                    0
     Change in operating assets and liabilities net:
       Decrease in accounts receivable ........................             111,319              437,000
       Increase in due from related party .....................             (77,954)            (239,786)
       Decrease in accrued interest receivable ................           6,595,014            7,231,812
       Decrease (increase) in prepaid expenses and other ......            (400,786)             210,873
       Decrease in accounts payable and accrued expenses ......          (1,400,525)          (1,452,816)
       Increase (decrease) in accrued interest payable ........              96,265             (654,360)
       Decrease in master lease payable .......................         (10,198,183)         (10,735,449)
       Decrease in income taxes payable .......................                   0             (645,724)
       Increase (decrease) in due to related party ............             100,680              (61,688)
                                                                  -----------------    -----------------

       Net cash used in operating activities ..................          (5,946,352)          (5,494,643)
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayments on loans receivable .................              16,568              124,072
     Principal repayments on wraparound notes .................           5,061,340            4,727,683
     Issuance of wraparound notes .............................              15,000                    0
     Purchase of leasehold improvements .......................             (92,456)              (9,965)
     Proceeds from realization of wraparound notes ............              75,000                    0
     Proceeds from the sale of available-for-sale securities ..                   0            9,498,529
     Proceeds from redemption of investments in preferred stock             445,500              394,333
     Proceeds from redemption of reverse repurchase agreements                    0            9,803,443
     Purchase of treasury notes ...............................                   0           (9,166,015)
                                                                  -----------------    -----------------

       Net cash provided by investing activities ..............           5,520,952           15,372,080
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgages and notes payable ........            (779,760)            (962,167)
     Principal payments on loans payable ......................                   0           (6,533,401)
     Amounts received on treasury notes payable ...............                   0              403,430
                                                                  -----------------    -----------------

       Net cash used in financing activities ..................            (779,760)          (7,092,138)
                                                                  -----------------    -----------------

NET (DECREASE)  INCREASE  IN CASH AND
CASH EQUIVALENTS ..............................................          (1,205,160)           2,785,299

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................          13,435,237            3,141,839
                                                                  -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $      12,230,077    $       5,927,138
                                                                  =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

     Cash paid during the period for interest .................   $       1,423,333    $       2,917,637
                                                                  =================    =================

     Cash paid during the period for income taxes .............   $          40,813    $          64,823
                                                                  =================    =================

           See Accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The accompanying consolidated financial statements of Milestone Properties, Inc ("Milestone") and its wholly owned subsidiaries (together with Milestone, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 1998 and 1997 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1997 has been reclassified to conform to the 1998 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in Milestone's Annual Report on Form 10-K for the year ended December 31, 1997.

     1. Disposition and Acquisition of Real Estate Related Assets

On February 9, 1998, the Company realized its position in its wraparound note that had a carrying value of $1,477,010 on the property located in Chili, New York as a result of the assignment of the wraparound note on such property for $75,000 in cash. The assignment resulted in the relief of a non-recourse underlying mortgage on such property that had a principal balance outstanding of $1,477,010.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot shopping center located in Jacksonville, Florida (Duval County), from Ashman, a Florida general partnership, for $2,150,000 in cash. The shopping center is occupied by local tenants who are subject to operating leases ranging from two to nine years with various renewal options and is currently 92% occupied. Subsequently, on April 2, 1998, the Company secured a $1,840,000 first mortgage loan from Secore Financial Corporation which bears interest at a rate of 7.87%. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of $1,643,670 due May 1, 2008.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot shopping center located in Orange Park, Florida (Clay County), from Makela Development Group, a Florida general partnership, for $1,500,000 in cash and debt financing. Simultaneously with the purchase, the Company obtained a $1,300,000 first mortgage loan from Heller Financial, Inc. The shopping center is occupied by local tenants who are subject to operating leases ranging from two to six years with various renewal options and is currently 95% occupied. The first mortgage bears interest at a rate of 7.39% and requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of $1,147,640 due April 1, 2008.

On April 17, 1998, the Company as the wraparound mortgagee, completed the refinancing of Morgantown Plaza, located in Natchez, Mississippi, on behalf of the wraparound mortgagor (i.e. the Partnership that owns the related property.) The $2,200,000 first mortgage loan obtained from Secore Financial Corporation bears interest at a rate of 7.59% and requires monthly principal and interest payments of $15,519 based upon a 30 year self liquidating amortization schedule, with a balloon payment of $1,951,893 due May 1, 2008. The Company also extended the wraparound mortgage on such property to mature May 1, 2008. Such wraparound mortgage will require cash flow payments beginning after December 31, 1998.

On May 1, 1998 the Company secured a $1,160,000 first mortgage loan from Heller Financial, Inc. on its Pine Oak property located in Sunrise Florida, which bears interest at a rate of 7.48%. Such first mortgage requires monthly principal and interest payments of $8,095 based upon a 30 year self liquidating amortization schedule, with a balloon payment of $1,027,679 due May 1, 2008.

2.   Legal Proceedings

As previously reported, on January 30, 1996 Milestone, its Board of Directors and Concord Assets Group, Inc. ("Concord"), a New York corporation, the executive officers and directors of which are also executive officers and directors of Milestone, were named as defendants in a purported class action lawsuit (the "Winston Action") which was brought by a Series A Preferred
Stockholder purporting to bring the action on behalf of himself and other holders of the Company's $.78 Convertible Series A Preferred Stock (the "Series A Preferred Stock"), par value $.01 per share, $10 liquidation preference, in connection with (i) Milestone's acquisition in October 1995 of certain
wraparound  notes,   wraparound   mortgages  and  fee  properties  from  certain
affiliates of Concord, (ii) the transfer in August and October 1995 of 16 of Milestone's retail properties to Union Property Investors, Inc. ("UPI"), a then wholly-owned Delaware subsidiary of Milestone and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's common stockholders on a share-for-share basis and for no consideration (the events referred to in clauses (i) through (iii) above are collectively referred to herein as the "Transactions").

Also as previously reported, on October 30, 1997, Milestone entered into a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") providing for the settlement (the "Winston Settlement") of the Winston Action. If the Winston Settlement had been approved and consummated, the Winston Action would have been dismissed, Milestone's stockholders would have released all derivative claims arising in connection with the Transactions and the holders of the Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement was consummated would have released any claims they may have had against Milestone and the other named defendants arising out of the Transactions. Each Series A Preferred Stockholder who did not opt out of the Winston Settlement and who owned shares of the Series A Preferred Stock on the date the Winston Settlement was consummated would have received $0.75 per share in cash from the Company and one share of preferred stock of Concord Milestone Preferred, Inc., a Delaware corporation affiliated with Concord ("CMP") ( the "CMP" Preferred Stock), in exchange for each share of Series A Preferred Stock surrendered. The CMP Preferred Stock would have had a liquidation preference of $2.25 per share, would have been required to be redeemed by CMP at $2.25 per share after five years, and would have had no voting or dividend rights; in addition, the CMP Preferred Stock would have been subject to optional redemption in accordance with a schedule during the five year period prior to mandatory redemption. CMP's redemption obligations would have been secured by a letter of credit. The Winston Settlement was subject to approval by the Delaware Court after a hearing, and was also subject to a number of conditions which may have been waived at the option of the Company and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock did not opt out of the Winston Settlement.

In April 1998, counsel for the plaintiff to the Winston Action advised the Company that the plaintiff would not proceed with the Winston Settlement Agreement and counsel for the Company advised the Court of Chancery of the State of Delaware that the parties would resume litigation of the matter.

The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed with the Securities and Exchange Commission on November 12, 1997 as Exhibit 2 to Milestone's Form 8-K.

As previously reported, on January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall. National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. Pursuant to the Winston Settlement Agreement, had the Winston Settlement been consummated, Milestone would have paid approximately $2,225,000, plus the plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the Winston Settlement Agreement and as a result of the litigation, had the Winston Settlement been consummated, are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company has incurred approximately $440,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to the Winston Settlement, as set forth in the Winston Settlement Agreement, asserting that the Winston Settlement does not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to the Winston Settlement. In the complaint, the plaintiffs allege that National Union and Stonewall wrongfully failed to contribute to the Winston Settlement and seek reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall have both answered the complaint and have denied liability. As a result of the termination of the Winston Settlement Agreement, Milestone and its directors will request that the United States District Court for the Southern District of New York put on the suspense calendar the action against Stonewall and National Union. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

3.     Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 mandates that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with all other financial statements. It does not require a specific format for such financial statements, but requires that an enterprise display an amount representing total comprehensive income for the period in such a financial statement. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of SFAS No. 130.

The Company adopted SFAS No. 130 in the first quarter of 1998. There are no components of comprehensive income for the three months ended March 31, 1998. For the three months ended March 31, 1997 the Company had components of comprehensive income, as defined in SFAS No. 130, of approximately $329,000 of unrealized gains (net of tax of $72,795) on available-for-sale securities. Under SFAS No. 130 the Company has a comprehensive loss of approximately $21,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of Milestone Properties, Inc. ("Milestone") and its wholly-owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets.

Recent Developments

The Company and Societe Generale Securities Corporation ("SGSC") entered into an agreement (the "SGSC Agreement") on January 9, 1998, effective as of December 24, 1997, pursuant to which the Company retained SGSC to act as a financial advisor to the Company and two of its affiliates (the "Affiliates"), in connection with any transaction involving a proposed sale (a "Proposed Sale") by the Affiliates of certain shopping center properties and any proposed sale by the Company of certain fee interest properties owned by the Company. The shopping center properties to be sold by the Affiliates are subject to wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by commercial properties. Such Wrap Debt is held by the Company and would need to be released prior to the consummation of any transaction. The properties to be sold and the Wrap Debt to be repaid in connection with a Proposed Sale could represent a substantial portion of the Company's real estate related assets.

Neither the Company nor the Affiliates have entered into any commitment, agreement or understanding with any prospective purchaser for a Proposed Sale, and there can be no assurance that SGSC will be able to identify suitable candidates to undertake a Proposed Sale, or that if identified, the Company and the Affiliates will be willing and able to consummate a Proposed Sale on terms acceptable to them.

On February 9, 1998, the Company realized its position in its wraparound note that had a carrying value of $1,477,010 on the property located in Chili, New York as a result of the assignment of the wraparound note on such property for $75,000 in cash. The assignment resulted in the relief of a non-recourse underlying mortgage on such property that had a principal balance outstanding of $1,477,010.

On March 6, 1998, the Company entered into a contract in connection with the contemplated sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property"). Under the terms of the contract, the potential purchaser has deposited a total of $400,000 as a good faith deposit of which $100,000 has become non-refundable. The sale of the Bend Property, if consummated, would represent approximately 17% of the Company's total assets and would relieve the Company of approximately 23% of its total liabilities.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot shopping center located in Jacksonville, Florida (Duval County), from Ashman, a Florida general partnership, for $2,150,000 in cash. The shopping center is occupied by local tenants who are subject to operating leases ranging from two to nine years with various renewal options and is currently 92% occupied. Subsequently, on April 2, 1998, the Company secured a $1,840,000 first mortgage loan from Secore Financial Corporation which bears interest at a rate of 7.87%. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule with a balloon payment of $1,641,114 due May 1, 2008.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,987 square foot shopping center located in Orange Park, Florida (Clay County), from Makela Development Group, a Florida general partnership, for $1,500,000 in cash and debt financing. Simultaneously with the purchase, the Company obtained a $1,300,000 first mortgage loan from Heller Financial, Inc. The shopping center is occupied by local tenants who are subject to operating leases ranging from two to six years with various renewal options and is currently 100% occupied. The first mortgage bears interest at a rate of 7.39% and requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule with a balloon payment of $1,149,319 due April 1, 2008.

In April 1998, counsel for the plaintiff in a purported class action lawsuit (John Winston v. Leonard S. Mandor, Robert A. Mandor, Joan LeVine, Harvey Jacobson, Gregory McMahon, Geoffrey Aaronson, Milestone Properties, Inc. and Concord Assets Group, Inc. ("Concord"), a New York corporation, the executive officers and directors of which are also executive officers and directors of Milestone), (the "Winston Action") brought in the Court of Chancery of the State of Delaware (the "Delaware Court") by a holder of Milestone's $.78 Convertible Series A Preferred Stock (the "Series A Preferred Stock"), par value $.01 per share, $10 liquidation preference, on behalf of himself and other Series A Preferred Stockholders against Milestone and certain of its directors (as previously reported) advised the Company that the plaintiff would not proceed with a certain Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") which had been entered into by the parties to the Winston Action on October 30, 1997 (as previously reported). Counsel for the Company has advised the Delaware Court that the parties will resume litigation of the matter. See
Part II-Other Information, Item 1. Legal Proceedings.

As a result of the termination of the Winston Settlement Agreement, the Company and its directors will request that the United State District Court for the Southern District of New York put on the suspense calendar the action brought by Milestone and certain of its directors against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"), in connection with certain costs and expenses associated with the Winston Action and the settlement of the Winston Action (as previously reported). See Part II-Other Information, Item 1. Legal Proceedings.

The Company has received communications from the New York Stock Exchange (the "Exchange") with respect to the Company's compliance with certain continued listing criteria in connection with the Company's Common Stock, par value $.01 per share, and Preferred Stock. The Company's management and its counsel have had a meeting with representatives of the Exchange with respect to such issues. Although the Exchange has made no decision to delist any class of the Company's stock at the present time, there can be no assurances that it will not do so in the future.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The Company recognized a net loss of $534,294 for the three months ended March 31, 1998 as compared to a net loss of $349,037 for the same period in 1997 due to the following factors:

Revenues for the three months ended March 31, 1998 were $5,659,776, a decrease of $1,188,497 or 17%, from $6,848,273 for the three months ended March 31, 1997. Such decrease was primarily due to the net of: (1) a decrease in interest income of $1,135,771 resulting primarily from (a) a decrease in the number of properties with interest bearing wraparound notes to 27 for the three months ended March 31, 1998 from 29 for the same period in 1997 resulting in a decrease in interest income of approximately $132,000 and (b) a decrease in available-for-sale securities held by the Company to none for the three months ended March 31, 1998 from two for the same period in 1997 resulting in a decrease in interest income of $915,580; (2) a decrease in management and reimbursement income of $234,081 resulting primarily from the termination of the Management Services Agreement between Union Property Investors and the Company in February 1997; (3) no gain or loss on the sale of available-for-sale securities for the three months ended March 31, 1998 compared to a loss of $784,122 on the sale of available-for-sale securities for the same period in 1997; (4) no unrealized gain or loss on U.S. Treasury Notes sold short for the three months ended March 31, 1998 compared to an unrealized holding gain of $403,430 on U.S. Treasury Notes sold short for the same period in 1997; (5) a gain on the realization of wraparound notes of $81,890 compared to no gain or loss on the realization of wraparound notes for the same period in 1997; (6) a net decrease in rental income of $125,645 resulting primarily from a net decrease in the number of properties leased by the Company to 31 for the three months ended March 31, 1998 from 32 for the same period in 1997 and (7) no amortization of discount on available-for-sale securities for the three months ended March 31, 1998 compared to amortization of $89,300 for the same period in 1997.

Operating expenses for the three months ended March 31, 1998 were $4,953,437, an increase of $110,409, or 2%, from $5,063,846 for the three months ended March 31, 1997. Such increase was primarily due to the net of: (1) a decrease in master lease expense of $85,993 due to a decrease in the number of properties leased by the Company to 27 for the three months ended March 31, 1998 from 29 for the same period in 1997; (2) a decrease in salaries, general and administrative expenses of approximately $28,690 due to a decrease in rental expense for the three months ended March 31, 1998 compared to the same period in 1997; (3) a decrease in expenses for management company operations of $17,075 due to a decrease in the number of properties leased by the Company; and (4) an increase in professional fees of $12,407 due to fees associated with the reduction of real estate taxes for the leased properties.

Interest expense for the three months ended March 31, 1998 was $1,519,598, a decrease of $743,679, or 33%, from $2,263,277 for the three months ended March 31, 1997. Such decrease was primarily due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to none for the three months ended March 31, 1998 from two for the same period in 1997 resulting in a decrease in interest expense of approximately $599,000.

Depreciation and amortization for the three months ended March 31, 1998 was $208,073, an increase of $14,965, or 8%, from $193,108 for the three months ended March 31, 1997. Such increase was primarily due to approximately $353,153 of property improvement purchases made during 1997.

Liquidity and Capital Resources

The Company, as the holder of 178,360 shares of Kranzco Series C Cumulative Redeemable Preferred Shares as of March 31, 1998, is entitled to receive from the redemption of such shares, in four equal installments over the next 10 months, an aggregate amount of cash equal to approximately $1,178,360, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares.

Milestone has no present intention to declare or pay cash dividends on the Series A Preferred Stock or Common Stock in the foreseeable future. The cumulative period relating to the payment of dividends on the Series A Preferred Stock expired on September 30, 1995. If Milestone declares further dividends on the Series A Preferred Stock or the Common Stock and the payment thereof utilizes all, or substantially all, of its available cash flow after taxes and expenses, the Company will require other sources of funding to allow it to effect the contemplated purchases of additional commercial real estate and accomplish its other long-term goals. Accordingly, no assurance can be given that Milestone will declare or pay dividends on the Series A Preferred Stock or, subject to the preference on the Series A Preferred Stock, the Common Stock, in the future, and currently has no intention to do so. Any decision as to the future payment of dividends on the Series A Preferred Stock or Common Stock will depend on the results of operations, investment opportunities for available funds, the financial condition of the Company and such other factors as Milestone's Board of Directors deems relevant. See Part II-Other Information,
Item 5. Other Information.

Cash generated by the (i) redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock and (ii) financing of properties previously purchased for cash as well as the cash on hand at March 31, 1998, may be used to fund (i) the Company's real estate investment, acquisition and development activities,
(ii) ongoing legal fees including expenses relating to the Winston Action and the terminated Winston Settlement Agreement and (iii) other general corporate purposes. See Part II-Other Information, Item 1. Legal Proceedings for a discussion of the Winston Action and the Winston Settlement Agreement.

The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

The Company has invested available funds in secure, short-term, interest bearing investments. The Company believes that its levels of working capital, liquidity and funds from operations are sufficient to support present operations and to continue to fund future growth and business opportunities as the Company seeks to maximize shareholder value.

Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

Cash Flows

Net cash used in operating activities of $5,946,352 for the three months ended March 31, 1998 included (1) a net loss of $534,294; (2) adjustments for non-cash items of $237,888 and (3) a net change in operating assets and liabilities of $5,174,170, compared to net cash used in operating activities of $5,494,643 for the three months ended March 31, 1997, which included (1) a net loss of $349,037; (2) adjustments of $764,532 for non-cash items and (3) a net change of $5,910,138 in operating assets and liabilities.

Net cash provided by investing activities of $5,520,952 for the three months ended March 31, 1998 included (1) proceeds from principal repayments on loans receivable and wraparound notes of $5,077,908; (2) the issuance of Wraparound Notes of $15,000; (3) the purchase of leasehold improvements of $92,456; (4) proceeds from redemption of investment in preferred stock of $445,500 and (5) proceeds from the realization of wraparound notes of $75,000, compared to net cash provided by investing activities of $15,372,080 for the three months ended March 31, 1997, which included: (1) principal repayments of $4,851,755 on loans receivable and wraparound notes; (2)
proceeds of $394,333 from redemption of investment in preferred stock; (3) proceeds of $9,498,529 from the sale of available-for-sale securities; (4) purchase of U.S. Treasury Notes for $9,166,015; (5) proceeds of $9,803,443 from the redemption of reverse repurchase agreements and (6) the purchase of leasehold improvements of $9,965.

Net cash used in financing activities of $779,760 for the three months ended March 31, 1998 included principal payments on mortgages and notes payable of $779,760, compared to net cash used in financing activities of $7,092,138 for the three months ended March 31, 1997, which included; (1) principal payments of $962,167 on mortgages and notes payable; (2) principal payments of $6,533,401 on loans payable and (3) $403,430 received on U.S. Treasury Notes payable.

See Part II-Other Information, Item 1. Legal Proceedings and Item 5. Other Information for a description of certain transactions which occurred subsequent to March 31, 1998 which may impact the Company's future cash flows.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk.

                        Not applicable.

 PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

As previously reported, on January 30, 1996 Milestone, its Board of Directors and Concord were named as defendants in the Winston Action which was brought by a Series A Preferred Stockholder purporting to bring the action on behalf of himself and other Series A Preferred Stockholders in connection with (i) Milestone's acquisition in October 1995 of certain wraparound notes, wraparound mortgages and fee properties from certain affiliates of Concord, (ii) the transfer in August and October 1995 of 16 of Milestone's retail properties to Union Property Investors, Inc.("UPI"), a then wholly-owned Delaware subsidiary of Milestone and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's common stockholders on a share-for-share basis and for no consideration (the events referred to in clauses (i) through (iii) above are collectively referred to herein as the "Transactions").

Also as previously reported, on October 30, 1997, Milestone entered into a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") providing for the settlement (the "Winston Settlement") of the Winston Action. If the Winston Settlement had been approved and consummated, the Winston Action would have been dismissed, Milestone's stockholders would have released all derivative claims arising in connection with the Transactions and the holders of the Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement was consummated would have released any claims they may have had against Milestone and the other named defendants arising out of the Transactions. Each Series A Preferred Stockholder who did not opt out of the Winston Settlement and who owned shares of the Series A Preferred Stock on the date the Winston Settlement was consummated would have received $0.75 per share in cash from the Company and one share of preferred stock of Concord Milestone Preferred, Inc., a Delaware corporation affiliated with Concord ("CMP") ( the "CMP" Preferred Stock), in exchange for each share of Series A Preferred Stock surrendered. The CMP Preferred Stock would have had a liquidation preference of $2.25 per share, would have been required to be redeemed by CMP at $2.25 per share after five years, and would have had no voting or dividend rights; in addition, the CMP Preferred Stock would have been subject to optional redemption in accordance with a schedule during the five year period prior to mandatory redemption. CMP's redemption obligations would have been secured by a letter of credit. The Winston Settlement was subject to approval by the Delaware Court after a hearing, and was also subject to a number of conditions which may have been waived at the option of the Company and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock did not opt out of the Winston Settlement.

In April 1998, counsel for the plaintiff to the Winston Action advised the Company that the plaintiff would not proceed with the Winston Settlement
Agreement and counsel for the Company advised the Delaware Court that the parties would resume litigation of the matter.

The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed with the Securities and Exchange Commission on November 12, 1997 as Exhibit 2 to Milestone's Form 8-K.

As previously reported, on January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall. National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. Pursuant to the Winston Settlement Agreement, had the Winston Settlement been consummated, Milestone would have paid approximately $2,225,000, plus the plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the Winston Settlement Agreement and as a result of the litigation, had the Winston Settlement been consummated, are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company has incurred approximately $440,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to the Winston Settlement, as set forth in the Winston Settlement Agreement, asserting that the Winston Settlement does not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to the Winston Settlement. In the complaint, the plaintiffs allege that National Union and Stonewall wrongfully failed to contribute to the Winston Settlement and seek reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall have both answered the complaint and have denied liability. As a result of the termination of the Winston Settlement Agreement, Milestone and its directors will request that the United States District Court for the Southern District of New York put on the suspense calendar the action against Stonewall and National Union. At this time, the Company is not in a position to render an opinion as to the outcome of this action.


Item 5.             Other Information.

Milestone's Board of Directors determined not to pay any dividends on the Series A Preferred Stock during the years ended December 31, 1996 and 1997 and for the quarter ended March 31, 1998. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

After September 30, 1995, holders of the Series A Preferred Stock having a liquidation preference of $10.00 per share, were no longer entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to pay a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was paid, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who currently elect one member of the Board of Directors, are entitled to elect a second member of the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

Item 6.             Exhibits and Reports on Form 8-K.

            (a)The following exhibit is included herein:

               Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the three month period ended March 31, 1998, and is qualified in its entirety by reference to such financial statements.

            (b)On January  15,  1998,  a Form 8-K was filed with the  Commission reporting that the Company entered into an agreement with Societe Generale Securities Corporation pursuant to which the Company retained SGSC to act as financial advisor involving a proposed sale of certain properties.

             (c) On April 29,  1998,  a Form 8-K was filed  with the  Commission reporting that the plaintiff in the Winston Action will not proceed with a previously announced settlement agreement.

                                                             SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          MILESTONE PROPERTIES, INC.
                                                             (Registrant)





Date: March 8, 1998                     /s/ Robert A. Mandor
                                        --------------------
                                        Robert A. Mandor
                                        President and Chief Financial Officer


Date: March 8, 1998                      /s/ Patrick S. Kirse
                                         --------------------
                                         Patrick S. Kirse
                                         Vice President of Accounting
                                         (Principal Accounting Officer)