Form 10-Q
period 1998-06-30
MILESTONE PROPERTIES INC
filed 1998-08-14
CIK 858387

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549


                                            FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1998

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

Yes  X     No

As of August 10, 1998, 4,250,445 shares of the registrant's common stock, par value $.01 per share, and 3,000,251 shares of the registrant's $.78 Convertible Series A preferred stock, par value $.01 per share, were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 (Unaudited) and December 31, 1997

                                                                   June 30, 1998                  December 31, 1997
Assets:
Current Assets:
    Cash and cash equivalents                                      $ 12,865,320                 $       13,435,237
    Restricted cash                                                     222,000                            222,000
    Loans receivable                                                  1,479,274                          1,512,744
    Accounts receivable                                                 897,520                          1,265,625
    Accrued interest receivable                                       3,779,958                          8,465,528
    Due from related party                                              485,444                            391,851
    Prepaid expenses and other                                        1,625,507                          1,034,613
                                                                     ----------                         ----------
         Total current assets                                        21,355,023                         26,327,598

    Property, improvements and equipment, net                        23,167,422                         19,610,060
    Wraparound notes, net                                            52 874,991                         59,402,931
    Deferred income tax asset, net                                    5,114,060                          4,058,358
    Investments in preferred stock                                    1,337,600                          2,228,600
    Management contract rights, net                                     242,316                            290,926
    Goodwill and other, net                                             601,938                            304,639
                                                                    -----------                        -----------
         Total assets                                               $104,693,350                $      112,223,112
                                                                    ===========                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                      $      1,097,264                 $        2,015,942
    Accrued interest payable                                            242,019                            259,116
    Master lease payable                                              6,911,321                         13,637,564
    Current portion of mortgages and notes payable                   37,742,544                         38,456,766
    Income taxes payable                                              2,822,119                          2,822,119
                                                                     ----------                         ----------
         Total current liabilities                                   48,815,267                         57,191,507

    Mortgages and notes payable                                      31,700,071                         29,282,798
                                                                     ----------                         ----------
         Total liabilities                                           80,515,338                         86,474,305
                                                                     ----------                         ----------
Commitments and Contingencies

Stockholders' equity:
    Common stock ($0.01 par value, 10,000,000 shares
       authorized, 4,943,036 and 4,905,959 issued and
       outstanding in 1998 and 1997, respectively)                       49,431                             49,060
    Preferred stock (Series A $0.01 par value, $10
       liquidation preference 10,000,000 shares
        authorized, 3,000,251 and 3,033,995 shares issued
       and outstanding in 1998 and 1997, respectively)                   30,004                             30,341
    Additional paid-in surplus                                       48,105,395                         48,105,428
    Accumulated deficit                                             (20,566,400)                       (18,995,604)
    Shares held in treasury - 692,591 shares at cost                 (3,440,418)                        (3,440,418)
                                                                   ------------                        -----------
         Total stockholders' equity                                  24,178,012                         25,748,807
                                                                   ------------                        -----------
         Total liabilities and stockholders' equity                $104,693,350                     $  112,223,112
                                                                   ============                        ===========

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997

                                                                   June 30, 1998             June 30, 1997
REVENUES:
     Rent                                                     $       2,598,415           $     2,476,066
     Interest income                                                  2,227,375                 3,293,194
     Revenue from management company operations                          99,203                    83,751
     Tenant reimbursements                                              276,218                   200,745
     Management and reimbursement income                                 26,935                    45,011
     Percentage rent                                                    201,759                   131,363
     Amortization of discount - available-for-sale securities                 0                    90,136
     Unrealized (loss) on treasury notes sold short                           0                  (354,065)
                                                                      ---------                 ---------
     Total revenues                                                   5,429,905                 5,966,201
                                                                      ---------                 ---------

EXPENSES:
     Master lease expense                                             3,445,833                 3,445,833
     Interest expense                                                 1,581,007                 2,375,655
     Depreciation and amortization                                      197,948                   187,808
     Salaries, general and administrative                               588,632                   661,902
     Property expenses                                                  548,846                   458,172
     Expenses for management company operations                         294,431                   298,818
     Professional fees                                                  308,294                   228,844
                                                                      ---------                 ---------
     Total expenses                                                   6,964,991                 7,657,032
                                                                      ---------                 ---------
Loss before income taxes                                             (1,535,086)               (1,690,831)

(Benefit) provision for income taxes                                   (498,584)                  416,309
                                                                      ---------                ----------
Net loss                                                      $      (1,036,502)          $    (2,107,140)
                                                                      =========                 =========
Loss attributable to common stockholders                      $           (0.25)          $         (0.50)
                                                                      =========                 =========
Weighted average common shares outstanding                            4,225,727                 4,192,211
                                                                      =========                 =========

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                 For the Six Months Ended June 30, 1998 and 1997

                                                                   June 30, 1998             June 30, 1997
REVENUES:
     Rent                                                     $       5,344,220           $     5,347,516
     Interest income                                                  4,467,931                 6,669,521
     Revenue from management company operations                         295,045                   284,442
     Tenant reimbursements                                              533,602                   558,734
     Management and reimbursement income                                 55,986                   308,143
     Percentage rent                                                    311,007                   201,439
     Amortization of discount - available-for-sale securities                 0                   179,436
     Unrealized gain on treasury notes sold short                             0                    49,365
     Gain on realization of wraparound notes                             81,890                         0
     Loss on sale of available-for-sale securities                            0                  (784,122)
                                                                     ----------                ----------
     Total revenues                                                  11,089,681                12,814,474
                                                                     ----------                ----------

EXPENSES:
     Master lease expense                                             6,891,666                 6,977,659
     Interest expense                                                 3,100,605                 4,638,932
     Depreciation and amortization                                      406,021                   380,916
     Salaries, general and administrative                             1,164,960                 1,192,209
     Property expenses                                                  992,512                   892,896
     Expenses for management company operations                         562,696                   658,869
     Professional fees                                                  527,639                   435,782
                                                                     ----------                ----------
     Total expenses                                                  13,646,099                15,177,263
                                                                     ----------                ----------
Loss before income taxes                                             (2,556,418)               (2,362,789)

(Benefit) provision for income taxes                                   (985,622)                   93,388
                                                                     ----------                ----------
Net loss                                                      $      (1,570,796)          $    (2,456,177)
                                                                     ===========               ===========
Loss attributable to common stockholders                      $           (0.37)          $         (0.59)
                                                                     ===========               ===========
Weighted average common shares outstanding                            4,219,548                 4,192,211
                                                                     ===========               ===========

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                     For the Six Months Ended June 30, 1998


                                     Common Stock     Preferred Stock    Treasury Stock     Additional
                                                                                            Paid-in      Accumulated   Stockholders'
                                  Shares   Amount    Shares    Amount   Shares     Cost      Surplus        Deficit      Equity

Balance January 1, 1998        4,905,959  $49,060   3,033,995 $30,341 (692,591) $(3,440,418) $48,105,428  $(18,995,604)  $25,748,807


Conversion of preferred stock
  into common stock               37,077      371    (33,744)    (337)                               (33)

Net loss for the six months
 ended June 30, 1998                                                                                        (1,570,796)  (1,570,796)

                               --------- --------  ---------- ------- --------- ------------ -----------  -------------  -----------
Balance June 30, 1998          4,943,036  $49,431   3,000,251 $30,004 (692,591) $(3,440,418) $48,105,395  $(20,566,400)  $24,178,012
                               ========= ========  ========== ======= ========= ============ ===========  =============  ===========


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the Six Months Ended June 30, 1998 and 1997


CASH FLOWS FROM OPERATING ACTIVITIES                                                   June 1998                June 1997

Net loss                                                                 $            (1,570,796)           $  (2,456,177)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                                       406,021                  380,916
     Deferred benefit taxes                                                           (1,055,702)                 138,407
     Unrealized gain on treasury notes sold short                                              0                  (49,365)
     Amortization of discount-available-for-sale securities                                    0                 (179,436)
     Realized loss on sale of available-for-sale securities                                    0                  784,122
     Gain on sale of property                                                             81,890                        0
     Change in operating assets and liabilities, net:
       Decrease in accounts receivable                                                   368,105                  680,112
       Increase in due from related party                                                (93,592)                (141,642)
       Decrease in accrued interest receivable                                         4,685,570                4,921,944
       (Increase) decrease in prepaid expenses and other                                (925,335)                 294,830
       Decrease in accounts payable and accrued expenses                                (918,678)              (1,410,540)
       Decrease in accrued interest payable                                              (17,097)                (338,319)
       Decrease in master lease payable                                               (6,726,243)              (7,264,000)
       Decrease in income taxes payable                                                        0                 (816,371)
       Decrease in due to related party                                                        0                  (61,688)
                                                                                     -----------               ----------
       Net cash used in operating activities                                          (5,765,857)              (5,517,207)
                                                                                     -----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayments on loans receivable                                             33,470                  139,680
     Principal repayments on wraparound notes                                          5,025,520                4,727,684
     Issuance of wraparound notes                                                         25,410                        0
     Purchase of building and land                                                    (3,650,000)                       0
     Purchase of leasehold improvements                                                 (227,631)                 (43,668)
     Proceeds from realization of wraparound notes                                        75,000                        0
     Proceeds from the sale of available-for-sale securities                                   0                9,498,529
     Proceeds from redemption of investments in preferred stock                          891,000                  839,834
     Proceeds from redemption of reverse repurchase agreements                                 0                9,436,884
     Purchase of treasury notes                                                                0               (9,166,017)
                                                                                     -----------              -----------
       Net cash provided by investing activities                                       2,172,769               15,432,926
                                                                                     -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from mortgages and notes payable                                         6,497,746
     Principal payments on mortgages and notes payable                               (3,474,575)               (1,517,846)
     Principal payment on loans payable                                                        0               (5,985,822)
     Amounts received on treasury notes payable                                                0                   49,365
                                                                                     -----------              -----------
       Net provided by (cash used in) financing activities                             3,023,171               (7,454,303)
                                                                                     -----------              -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (569,917)               2,461,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        13,435,237                3,141,839
                                                                                     -----------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $           12,865,320           $    5,603,255
                                                                                     ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the period for interest                          $             3,117,702           $    4,977,251
                                                                                     ===========              ===========
       Cash paid during the period for income taxes                      $                70,080           $      793,651
                                                                                     ===========              ===========

           See Accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is herein referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 1998 and 1997 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1997 has been reclassified to conform to the 1998 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. As of June 30, 1998 (and currently), the Company possessed interests in 33 commercial real estate properties consisting of (i) six fee interests (the "Fee Properties") and (ii) Wrap Debt (as defined herein) interests in 27 commercial real properties (the "Underlying Properties"). At June 30, 1997, the Company possessed interests in 33 commercial real estate properties consisting of (i) three Fee Properties and (ii) Wrap Debt interests in 30 Underlying Properties. The Underlying Properties are secured by and subject to wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt"). Most of the Fee Properties are multi-tenanted as compared to the Underlying Properties of which most are single-tenanted.

       1. Acquisition and Disposition of Real Estate Related Assets

On July 15, 1998, the Company completed the purchase of Teeca Plaza, a 22,589 square foot shopping center located in Boca Raton, Florida (Palm Beach County), from an unrelated party for $2,075,000. In connection with the purchase, the Company obtained a $1,800,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $12,450 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,591,100 due July 1, 2008. The shopping center is currently 97% occupied by local tenants who are subject to operating leases ranging from three to 28 years with various renewal options.

On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated party for $17,750,000. The Company realized net proceeds from the sale of approximately $319,200, after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities) and using a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately $16,482,000. As a result of the sale, the Company will realize a book gain of approximately $948,000 in the third quarter of 1998.

On May 1, 1998, the Company secured a $1,160,000 first mortgage loan on its Pine Oak property located in Sunrise Florida, which bears interest at a rate of 7.48% per annum. Such first mortgage requires monthly principal and interest payments of $8,095 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,027,700 due May 1, 2008.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot shopping center located in Orange Park, Florida (Clay County), from an unrelated party for $1,500,000. In connection with the purchase, the Company obtained a $1,300,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,147,600 due April 1, 2008. The shopping center is currently 95% occupied by local tenants who are subject to operating leases ranging from two to six years with various renewal options.

On April 17, 1998, the wraparound mortgagor (i.e. the Partnership that owns the related Underlying Property) completed the refinancing of Morgantown Plaza, a 92,646 square foot shopping center located in Natchez, Mississippi, on behalf of the Company, as the wraparound mortgagee. The $2,200,000 first mortgage loan bears interest at a rate of 7.59% per annum, and requires monthly principal and interest payments of $15,519 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,951,900 due May 1, 2008. The Company also extended the Wraparound Mortgage on such property to mature May 1, 2008.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot shopping center located in Jacksonville, Florida (Duval County), from an unrelated party for $2,150,000. On April 2, 1998, the Company secured a $1,840,000 first mortgage loan which bears interest at a rate of 7.87% per annum. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,643,700 due May 1, 2008.The shopping center, which is currently 92% occupied, is occupied by local tenants who are subject to operating leases ranging from two to nine years with various renewal options.

On February 9, 1998, the Company realized its position in its wraparound note that had a carrying value of $1,477,010 on the property located in Chili, New York as a result of the assignment of the wraparound note on such property to an unrelated party for $75,000. The assignment resulted in the relief of a non-recourse underlying mortgage on such property that had a principal balance outstanding of $1,477,010, which resulted in a book gain of $81,890 to the Company.

As previously reported, the Company and Societe Generale Securities Corporation ("SGSC") entered into an agreement (the "SGSC Agreement") on January 9, 1998, effective as of December 24, 1997, pursuant to which Milestone and certain of its affiliates retained SGSC to act as a financial advisor to the Company and certain of its affiliates (the "Affiliates") in connection with any transaction involving a proposed sale (a "Proposed Sale") by the Affiliates of certain shopping center properties and any proposed sale by Milestone of certain Fee Properties owned by Milestone. The shopping center properties to be sold by the Affiliates are subject to Wrap Debt secured by Underlying Properties. Such Wrap Debt is held by the Company and would need to be released prior to the consummation of any transaction. The properties to be sold and the Wrap Debt to be repaid in connection with a Proposed Sale could represent a substantial portion of the Company's real estate related assets. Currently, the Company and the Affiliates are negotiating the terms of a Proposed Sale. However there can be no assurance that such negotiation will result in a sale contract for a Proposed Sale, nor can there be any assurance that if a sale contract is reached that a Proposed Sale will be consummated.

2.   Legal Proceedings

As previously reported, on January 30, 1996, Milestone, certain former and present members of its Board of Directors and executive officers, and Concord Assets Group, Inc. ("Concord"), a New York corporation, the executive officers and directors of which are also executive officers and directors of Milestone, were named as defendants in a purported class action and derivative lawsuit (the "Winston Action") which was brought by a Series A Preferred Stockholder on behalf of himself and purportedly on behalf of all holders of the Company's $.78 Convertible Series A Preferred Stock (the "Series A Preferred Stock"), par value $.01 per share, $10 liquidation preference, and derivatively on behalf of Milestone, in connection with (i) Milestone's acquisition in October 1995 of certain wraparound notes, wraparound mortgages and fee properties from certain affiliates of Concord, (ii) the transfer in August and October 1995 of 16 of Milestone's retail properties to Union Property Investors, Inc. ("UPI"), a then wholly-owned Delaware subsidiary of Milestone and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's common stockholders on a share-for-share basis and for no consideration (the events referred to in clauses (i) through (iii) above are collectively referred to herein as the "Transactions").

On October 30, 1997, Milestone had entered into a Stipulation and Agreement of Settlement (the "Initial Winston Settlement Agreement") providing for the settlement of the Winston Action. In April 1998, counsel for the plaintiff to the Winston Action advised the Company that the plaintiff would not proceed with such settlement and counsel for the Company advised the Court of Chancery of the State of Delaware that the parties would resume litigation of the matter. If such settlement had been approved and consummated, the Winston Action would have been dismissed and Milestone's stockholders who did not opt out of such settlement would have been required to surrender each share of Series A Preferred Stock held by such stockholder and release all claims against any and all of the defendants in the Winston Action arising in connection with the Transactions in exchange for $0.75 per share in cash from Milestone and one share of preferred stock of an affiliate of Concord having a $2.25 per share liquidation preference and which would have been required to be redeemed at $2.25 per share after five years.

On July 14, 1998, the Company announced that it had reached a new settlement (the "Winston Settlement") with plaintiff's counsel relating to the Winston Action. On August 5, 1998, a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") was entered into between the parties to the Winston Action setting forth the terms of the Winston Settlement. Pursuant to the Winston Settlement, each holder of Series A Preferred Stock eligible to participate in the Winston Settlement who does not opt out of the Winston Settlement will be required to surrender each share of Series A Preferred Stock held by such stockholder and release all claims he or she may have against Milestone and the other named defendants in connection with the Winston Action in exchange for $3.00 in cash, payable by Milestone. The defendants in the Winston Action and their affiliates are not eligible to participate in the Winston Settlement. The Winston Settlement is subject to approval by the Court of Chancery of the State of Delaware after a hearing, and is also subject to a number of conditions which may be waived at the option of Milestone and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock do not opt out of the Winston Settlement. The ultimate consummation of the Winston Settlement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Court of Chancery of the State of Delaware, and therefore is inherently uncertain.

The foregoing description of the Winston Settlement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which is being filed as Exhibit 10.01 hereto.

As previously reported, on January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance

Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. Pursuant to the Initial Winston Settlement Agreement, had such proposed settlement been consummated, Milestone would have paid approximately $2,225,000, plus plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the initial proposed settlement and as a result of the litigation, had such proposed settlement been consummated, would have been covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company incurred approximately $550,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to such proposed settlement, as set forth in the Initial Winston Settlement Agreement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the initial proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the Initial Winston Settlement Agreement, Milestone, on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company has given National Union and Stonewall notice of the Winston Settlement and has provided each of them with a copy of the Winston Settlement Agreement. It is possible that the Company will assert a claim against National Union and Stonewall in connection with covered losses under the National Policy and the Stonewall Policy relating to the Winston Settlement. At this time, the Company is not in a position to render an opinion as to the outcome of such an action if one is commenced.

If the Winston Settlement is consummated and all of the holders of shares of the Series A Preferred Stock eligible to participate in the Winston Settlement participate in such settlement, the total amount of funds necessary for Milestone to acquire such shares of Series A Preferred Stock is approximately $9,000,000. Additional expenses of approximately $1,200,000 are anticipated to be incurred in connection with the Winston Settlement. The source of such funds necessary to effectuate the Winston Settlement would be from the Company's existing cash reserves.

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

The Company adopted SFAS No. 130 in the first quarter of 1998. There are no components of comprehensive income for the three months or six months ended June 30, 1998. For the three months ended June 30, 1997 the Company had components of comprehensive income, as defined in SFAS No. 130, of approximately $577,000 of unrealized gains (net of tax of $385,000 ) on available-for-sale securities. Under SFAS No. 130 the Company has a comprehensive loss of approximately $1,530,000 for the three months ended June 30, 1997. For the six months ended June 30, 1997 the Company had components of comprehensive income, as defined in SFAS No. 130, of approximately $906,000 of unrealized gains (net of tax of $609,000) on available-for-sale securities. Under SFAS No. 130 the Company has a comprehensive loss of approximately $1,550,000 for the six months ended June 30, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of Milestone Properties, Inc. ("Milestone") and its wholly-owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. As of June 30, 1998 (and currently), the Company possessed interests in 33 commercial real estate properties consisting of (i) six fee interests (the "Fee Properties") and (ii) Wrap Debt (as defined herein) interests in 27 commercial real properties (the "Underlying Properties"). At June 30, 1997, the Company possessed interests in 33 commercial real estate properties consisting of (i) three Fee Properties and (ii) Wrap Debt interests in 30 Underlying Properties. The Underlying Properties are secured by and subject to wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt"). Most of the Fee Properties are multi-tenanted as compared to the Underlying Properties of which most are single-tenanted.

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

Recent Developments

On August 5, 1998, Milestone and the other parties to a purported class and derivative lawsuit (the "Winston Action") which was brought against Milestone, certain former and present members of its Board of Directors and executive officers, and Concord Assets Group Inc. ("Concord"), a New York corporation, entered into a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement"), setting forth the terms of a proposed settlement (the "Winston Settlement") relating to the Winston Action which was publicly announced on July 14, 1998. In April 1998, counsel for the plaintiff to the Winston Action had advised the Company that the plaintiff would not proceed with a previous settlement. Pursuant to the Winston Settlement, each holder of shares of Milestone's $.78 Convertible Series A preferred stock (the
"Series A Preferred Stock), par value $.01 per share, $10 liquidation preference, who is eligible to participate in the Winston Settlement and who does not opt out of the Winston Settlement will be required to surrender all of such holders' shares of Series A Preferred Stock and release all claims such holder may have against Milestone and the other named defendants in connection with the Winston Action in exchange for $3.00 in cash, payable by Milestone. The Winston Settlement is subject to approval by the Court of Chancery of the State of Delaware after a hearing, and is also subject to a number of conditions which may be waived at the option of Milestone and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock do not opt out of the Winston Settlement. The ultimate consummation of the Winston Settlement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Court of Chancery of the State of Delaware, and therefore is inherently uncertain. See Part II-Other Information, Item 1. Legal Proceedings.

If the Winston Settlement is consummated and all of the holders of shares of the Series A Preferred Stock eligible to participate in the Winston Settlement participate in such settlement, the total amount of funds necessary for Milestone to acquire such shares of Series A Preferred Stock would be approximately $9,000,000. Additional expenses of approximately $1,200,000 are anticipated to be incurred in connection with the Winston Settlement. The source of such funds necessary to effectuate the Winston Settlement would be from the Company's existing cash reserves. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

On July 15, 1998, the Company completed the purchase of Teeca Plaza, a 22,589 square foot shopping center located in Boca Raton, Florida (Palm Beach County), from an unrelated party for $2,0750,000. In connection with the purchase, the Company obtained a $1,800,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $12,450 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,591,100 due July 1, 2008. The shopping center is currently 97% occupied by local tenants who are subject to operating leases ranging from three to 33 years with various renewal options.

On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated party for $17,750,000. The Company realized net proceeds from the sale of approximately $319,200, after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities) and using a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately $16,482,000. As a result of the sale, the Company will realize a book gain of approximately $948,000 in the third quarter of 1998.

The New York Stock Exchange (the "Exchange") suspended trading in shares of the Series A Preferred Stock and Common Stock prior to the market opening on July 6, 1998 because the Exchange had determined that Milestone had fallen below certain of its continued listing criteria relating to net income and market value of publicly held shares of the Series A Preferred Stock and Common Stock. The
Exchange subsequently applied to the Securities and Exchange Commission to delist the Series A Preferred Stock and Common Stock. The Company has learned that on or about July 6, 1998, a market was being made for shares of the Series A Preferred Stock and Common Stock on the Over-The-Counter Bulletin Board with the ticker symbols MPRPP and MPRP, respectively.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot shopping center located in Orange Park, Florida (Clay County), from an unrelated party for $1,500,000. In connection with the purchase, the Company obtained a $1,300,000 first mortgage loan which bears interest at a rate of 7.39% annum. Such first mortgage requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,147,600 due April 1, 2008.The shopping center is currently 95% occupied by local tenants who are subject to operating leases ranging from two to six years with various renewal options.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot shopping center located in Jacksonville, Florida (Duval County), from an unrelated party for $2,150,000. On April 2, 1998, the Company secured a $1,840,000 first mortgage loan which bears interest at a rate of 7.87% per annum. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,643,700 due May 1, 2008.The shopping center, which is currently 92% occupied, is occupied by local tenants who are subject to operating leases ranging from two to nine years with various renewal options.

On February 9, 1998, the Company realized its position in its wraparound note that had a carrying value of $1,477,010 on the property located in Chili, New York as a result of the assignment of the wraparound note on such property to an unrelated party for $75,000. The assignment resulted in the relief of a non-recourse underlying mortgage on such property that had a principal balance outstanding of $1,477,010, which resulted in a book gain of $81,890 to the Company.

As previously reported, the Company and Societe Generale Securities Corporation ("SGSC") entered into an agreement (the "SGSC Agreement") on January 9, 1998, effective as of December 24, 1997, pursuant to which Milestone and certain of its affiliates retained SGSC to act as a financial advisor to the Company and certain of its affiliates (the "Affiliates"), in connection with any transaction involving a proposed sale (a "Proposed Sale") by the Affiliates of certain shopping center properties and any proposed sale by Milestone of certain Fee Properties owned by Milestone. The shopping center properties to be sold by the Affiliates are subject to Wrap Debt secured by Underlying Properties. Such Wrap Debt is held by the Company and would need to be released prior to the consummation of any transaction. The properties to be sold and the Wrap Debt to be repaid in connection with a Proposed Sale could represent a substantial portion of the Company's real estate related assets. Currently, the Company and the Affiliates are negotiating the terms of a Proposed Sale. However there can be no assurance that such negotiation will result in a contract for a Proposed Sale, nor can there be any assurance that if a sale contract is reached that a Proposed Sale will be consummated.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The Company recognized a net loss of $1,036,502 for the three months ended June 30, 1998 as compared to a net loss of $2,107,140 for the same period in 1997 due to the following factors:

Revenues for the three months ended June 30, 1998 were $5,429,905, a decrease of $536,296 or 9%, from $5,966,201 for the three months ended June 30, 1997. Such decrease was primarily due to the net of: (1) a decrease in interest income of $1,065,819 comprised mostly of a decrease in interest income of $951,500 resulting from a decrease in the number of available-for-sale securities held by the Company to none for the three months ended June 30, 1998 from two for the same period in 1997; (2) an increase in rents of $122,349 resulting from an increase in the number of Fee Properties owned by the Company to six for the three months ended June 30, 1998 from three for the same period in 1997; (3) an increase in tenant reimbursements of $75,473 resulting from an increase in the number of Fee Properties owned by the Company to six for the three months ended June 30, 1998 from three for the same period in 1997; (4) an increase in percentage rents, as a function of annual sales reported by certain tenants, of $70,396 for the three months ended June 30, 1998 resulting from increased annual sales reported by certain tenants as compared to the same period in 1997; (5) no amortization of discount on available-for-sale securities for the three months ended June 30, 1998 compared to amortization of $90,136 for the same period in 1997 and (6) no unrealized gain or loss on U.S. Treasury Notes sold short for the three months ended June 30, 1998 compared to an unrealized holding loss of $354,065 on U.S. Treasury Notes sold short for the same period in 1997.

Operating expenses for the three months ended June 30, 1998 were $5,186,036, an increase of $92,467, or 2%, from $5,093,569 for the three months ended June 30, 1997. Such increase was primarily due to the net of: (1) a decrease in salaries, general and administrative expenses of approximately $73,270 due to the net of
(a) a decrease in rental expense for the corporate offices of approximately $147,000 for the three months ended June 30, 1998 compared to the same period in 1997; (b) an increase in insurance expense of approximately $19,000 for the three months ended June 30, 1998 compared to the same period in 1997 due to the increase in the number of Fee Properties owned by the Company to six from three, respectively and (c) an increase in closing costs of approximately $46,000 for the three months ended June 30, 1998 compared to the same period in 1997 due to the increase in the number of Fee Properties purchased by the Company to three from none, respectively; (2) an increase in property expenses of $90,674 due to the increase in the number of Fee Properties owned by the Company to six for the three months ended June 30, 1998 from three for the same period in 1997 and (3) an increase in professional fees of $79,450 due to fees associated with the Winston Settlement with plaintiff's counsel relating to the Winston Action.

Interest expense for the three months ended June 30, 1998 was $1,581,007, a decrease of $794,648, or 33%, from $2,375,655 for the three months ended June 30, 1997. Such decrease was primarily due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to none for the three months ended June 30, 1998 from two for the same period in 1997 resulting in a decrease in interest expense of approximately $672,000.

Depreciation and amortization for the three months ended June 30, 1998 was $197,948, an increase of $10,140, or 5%, from $187,808 for the three months ended June 30, 1997. Such increase was primarily due to property improvement purchases made during 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company recognized a net loss of $1,570,796 for the six months ended June 30, 1998 as compared to a net loss of $2,456,177 for the same period in 1997 due to the following factors:

Revenues for the six months ended June 30, 1998 were $11,089,681, a decrease of $1,724,793 or 13%, from $12,814,474 for the six months ended June 30, 1997. Such decrease was primarily due to the net of: (1) a decrease in interest income of $2,201,590 comprised mostly of (a) a decrease in interest income of $1,867,068 resulting from a decrease in the number of available-for-sale securities held by the Company to none for the six months ended June 30, 1998 from two for the same period in 1997 and (b) a decrease in the number of properties with interest bearing wraparound notes to 27 for the six months ended June 30, 1998 from 30 for the same period in 1997 resulting in a decrease in interest income of approximately $199,000; (2) a decrease in management and reimbursement income of $252,157 resulting primarily from the termination of the Management Services Agreement between Union Property Investors, Inc. and the Company in February 1997; (3) an increase in percentage rents, as a function of annual sales reported by certain tenants, of $109,568 for the six months ended June 30, 1998 resulting from increased annual sales reported by the certain tenants as compared to the same period in 1997; (4) no amortization of discount on available-for-sale securities for the six months ended June 30,

1998 compared to amortization of $179,436 for the same period in 1997; (5) no unrealized gain or loss on U.S. Treasury Notes sold short for the six months ended June 30, 1998 compared to an unrealized holding gain of $49,365 on U.S. Treasury Notes sold short for the same period in 1997; (6) a gain on the realization of wraparound notes of $81,890 compared to no gain or loss on the realization of wraparound notes for the same period in 1997 and (7) no gain or loss on the sale of available-for-sale securities for the six months ended June 30, 1998 compared to a loss of $784,122 on the sale of available-for-sale securities for the six months ended June 30, 1997.

Operating expenses for the six months ended June 30, 1998 were $10,139,473, a decrease of $17,942, or 0.2%, from $10,157,415 for the six months ended June 30, 1997. Such decrease was primarily due to the net of: (1) a decrease in master lease expense of $85,993 due to a decrease in the number of properties leased by the Company to 27 for the six months ended June 30, 1998 from 30 for the same period in 1997; (2) a decrease in salaries, general and administrative expenses of approximately $118,081 due to the net of: (a) a decrease in rental expense for the corporate offices for the six months ended June 30, 1998 compared to the same period in 1997 of $281,110; (b) an increase in closing costs of approximately $24,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to the increase in the number of Fee Properties purchased to three from none, respectively; (c) a decrease in the number of employees from 1998 to 1997 resulting in a decrease in salary expense of approximately $37,000; (d) an increase in insurance expense of approximately $49,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to the increase in the number of Fee Properties owned by the Company to six from three, respectively and (e) an increase in other office expense (i.e. relocation, computers, storage, etc.) related to the corporate offices move in January 1998 of approximately $53,000 for the six months ended June 30, 1998;
(3) an increase in property expenses of $99,616 due to an increase in the number of Fee Properties owned by the Company to six for the six months ended June 30, 1998 as compared to three for the same period in 1997 and (4) an increase in professional fees of $91,857 due to fees associated with the Winston Settlement with plaintiff's counsel relating to the Winston Action.

Interest expense for the six months ended June 30, 1998 was $3,100,605, a decrease of $1,538,327, or 33%, from $4,638,932 for the six months ended June 30, 1997. Such decrease was primarily due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to none for the six months ended June 30, 1998 from two for the same period in 1997 resulting in a decrease in interest expense of approximately $1,271,000.

Depreciation and amortization for the six months ended June 30, 1998 was $406,021, an increase of $25,105, or 7%, from $380,916 for the six months ended June 30, 1997. Such increase was primarily due to property improvement purchases made during 1997.

Liquidity and Capital Resources

The Company, as the holder of 133,860 shares of Kranzco Series C Cumulative Redeemable Preferred Shares as of June 30, 1998, is entitled to receive from the redemption of such shares, in three equal installments over the next 7 months, an aggregate amount of cash equal to approximately $1,338,600, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares.

The first mortgage loan on the Underlying Property located in Quincy, Illinois matured on July 1, 1998 and the first mortgage loan on the Underlying Property located in South Williamson, Kentucky is due to mature October 1, 1998. The Company, as the wraparound mortgagee, is seeking either an extension of terms on the first mortgage loans or to realize its position in its Wrap Debt on both properties.

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

Cash generated by the (i) redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock and (ii) the cash on hand at June 30, 1998, may be used to fund (a) the Company's real estate investment, acquisition and development activities, (b) costs associated with the Winston Action and the Winston Settlement of (w) approximately $9,000,000, payable by Milestone to Series A Preferred Stockholders (assuming all eligible stockholders participate in the Winston Settlement), (x) approximately $750,000 in plaintiff attorney fees, (y) approximately $300,000 in the Company's attorney fees and (z) approximately $150,000 in accounting, printing, mailing and other miscellaneous fees and expenses, and (c) other general corporate purposes. See Part II-Other Information, Item 1. Legal Proceedings for a discussion of the Winston Action and the Winston Settlement.

The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

The Company has invested available funds in secure, short-term, interest bearing investments. The Company believes that its levels of working capital, liquidity and funds from operations are sufficient to support present operations, make any payments required by the Winston Settlement and to continue to fund future growth and business opportunities as the Company seeks to maximize shareholder value.

Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

Cash Flows

Net cash used in operating activities of $5,765,857 for the six months ended June 30, 1998 included (1) a net loss of $1,570,796; (2) adjustments for non-cash items of $567,791 and (3) a net change in operating assets and liabilities of $3,627,270, compared to net cash used in operating activities of $5,517,207 for the six months ended June 30, 1997, which included (1) a net loss of $2,456,177; (2) adjustments of $1,074,644 for non-cash items and (3) a net change of $4,135,674 in operating assets and liabilities.

Net cash provided by investing activities of $2,172,769 for the six months ended June 30, 1998 included (1) proceeds from principal repayments on loans receivable and wraparound notes of $5,058,990; (2) the issuance of wraparound notes of $25,410; (3) the purchase of building and land for $3,650,000; (4) the purchase of leasehold improvements of $227,631; (5) proceeds from the realization of wraparound notes of $75,000 and (6) proceeds from redemption of investment in preferred stock of $891,000, compared to net cash provided by investing activities of $15,432,926 for the six months ended June 30, 1997, which included: (1) principal repayments of $4,867,364 on loans receivable and wraparound notes; (2) the purchase of leasehold improvements of $43,668; (3) proceeds of $9,498,529 from the sale of available-for-sale securities; (4) proceeds of $839,834 from redemption of investment in preferred stock; (5) proceeds of $9,436,884 from the redemption of reverse repurchase agreements and
(6) purchase of U.S. Treasury Notes for $9,166,017.

Net cash provided by financing activities of $3,023,171 for the six months ended June 30, 1998 included proceeds from mortgages and notes payable of $6,497,746 and principal payments on mortgages and notes payable of $3,474,575, compared to net cash used in financing activities of $7,454,303 for the six months ended June 30, 1997, which included (1) principal payments of $1,517,846 on mortgages and notes payable; (2) principal payments of $5,985,822 on loans payable and (3) $49,365 received on U.S. Treasury Notes payable.

See Part II-Other Information, Item 1. Legal Proceedings and Item 5. Other Information for a description of certain transactions which occurred subsequent to June 30, 1998 which may impact the Company's future cash flows.


Item 3.            Quantitative and Qualitative Disclosure About Market Risk.

                    Not applicable.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

As previously reported, on January 30, 1996, Milestone, certain former and present members of its Board of Directors and executive officers, and Concord, a New York corporation, the executive officers and directors of which are also executive officers and directors of Milestone, were named as defendants in the Winston Action which was brought by a Series A Preferred Stockholder on behalf of himself and purportedly on behalf of all holders of the Series A Preferred Stock, and derivatively on behalf of Milestone, in connection with (i) Milestone's acquisition in October 1995 of certain wraparound notes, wraparound mortgages and fee properties from certain affiliates of Concord, (ii) the transfer in August and October 1995 of 16 of Milestone's retail properties to Union Property Investors, Inc. ("UPI"), a then wholly-owned Delaware subsidiary of Milestone and (iii) the subsequent distribution of all of the issued and outstanding shares of UPI's common stock to Milestone's common stockholders on a share-for-share basis and for no consideration (the events referred to in clauses (i) through (iii) above are collectively referred to herein as the "Transactions").

On October 30, 1997, Milestone had entered into a Stipulation and Agreement of Settlement (the "Initial Winston Settlement Agreement") providing for the settlement of the Winston Action. In April 1998, counsel for the plaintiff to the Winston Action advised the Company that the plaintiff would not proceed with such settlement and counsel for the Company advised the Court of Chancery of the State of Delaware that the parties would resume litigation of the matter. If such settlement had been approved and consummated, the Winston Action would have been dismissed and Milestone's stockholders who did not opt out of such settlement would have been required to surrender each share of Series A Preferred Stock held by such stockholder and release all claims against any and all of the defendants in the Winston Action arising in connection with the Transactions in exchange for $0.75 per share in cash from Milestone and one share of preferred stock of an affiliate of Concord having a $2.25 per share liquidation preference and which would have been required to be redeemed at $2.25 per share after five years.

On July 14, 1998, the Company announced that it had reached the Winston Settlement with plaintiff's counsel relating to the Winston Action. On August 5, 1998, the Winston Settlement Agreement was entered into between the parties to the Winston Action setting forth the terms of the Winston Settlement. Pursuant to the Winston Settlement, each holder of Series A Preferred Stock eligible to participate in the Winston Settlement who does not opt out of the Winston Settlement will be release all claims he or she may have against Milestone and the other named defendants in connection with the Winston Action in exchange for $3.00 in cash, payable by Milestone. The defendants in the Winston Action and their affiliates are not eligible to participate in the Winston Settlement. The Winston Settlement is subject to approval by the Court of Chancery of the State of Delaware after a hearing, and is also subject to a number of conditions which may be waived at the option of Milestone and the other defendants, including the condition that stockholders owning more than 10% of the Series A Preferred Stock do not opt out of the Winston Settlement. The ultimate consummation of the Winston Settlement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Court of Chancery of the State of Delaware, and therefore is inherently uncertain.

The foregoing description of the Winston Settlement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which is being filed as Exhibit 10.01 hereto.

As previously reported, on January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National

Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. Pursuant to the Initial Winston Settlement Agreement, had such proposed settlement been consummated, Milestone would have paid approximately $2,225,000, plus plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the initial proposed settlement and as a result of the litigation, had such proposed settlement been consummated, would have been covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company incurred approximately $550,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to such proposed settlement, as set forth in the Initial Winston Settlement Agreement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the initial proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the Initial Winston Settlement Agreement, Milestone, on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company has given National Union and Stonewall notice of the Winston Settlement and has provided each of them with a copy of the Winston Settlement Agreement. It is possible that the Company will assert a claim against National Union and Stonewall in connection with covered losses under the National Policy and the Stonewall Policy relating to the Winston Settlement. At this time, the Company is not in a position to render an opinion as to the outcome of such an action if one is commenced.

Item 5.             Other Information

Milestone's Board of Directors determined not to pay any dividends on the Series A Preferred Stock during the years ended December 31, 1996 and 1997 and for the six months ended June 30, 1998. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

After September 30, 1995, holders of the Series A Preferred Stock having a liquidation preference of $10.00 per share, were no longer entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to pay a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was paid, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who currently elect one member of the Board of Directors, are entitled to elect a second member of the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

Item 6.       Exhibits and Reports on Form 8-K

            (a)The following exhibits are included herein:

          Exhibit 10.01 - Stipulation and Agreement of Settlement, dated August 5, 1998, by and among John Winston and Leonard S. Mandor, Robert
               A.  Mandor,  Joan  LeVine,  Harvey  Jacobson,   Gregory  McMahon,
               Geoffrey S. Aaronson, Milestone Properties, Inc. and Concord Assets Group, Inc.

               Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the six month period ended June 30, 1998, and is qualified in its entirety by reference to such financial statements.

            (b)Reports on Form 8-K:

               On April 29, 1998, a Form 8-K was filed with the Commission reporting that the plaintiff in the Winston Action will not proceed with a previously announced settlement agreement.

               On July 21, 1998, a Form 8-K was filed with the Commission reporting; (i) the Sale of the Mountain View Mall property located in Bend, Oregon; (ii) the proposed settlement with plaintiff's counsel relating to the Winston Action and (iii) the suspension of trading of shares of the Series A Preferred Stock and Common Stock by the New York Stock Exchange.

                                                           SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  MILESTONE PROPERTIES, INC.
                                                              (Registrant)





Date: August 14, 1998             /s/ Robert A. Mandor
                                        Robert A. Mandor
                                        President and Chief Financial Officer


Date: August 14, 1998              /s/ Patrick S. Kirse
                                        Patrick S. Kirse
                                        Vice President of Accounting
                                        (Principal Accounting Officer)