Form 10-Q
period 1998-09-30
MILESTONE PROPERTIES INC
filed 1998-11-16
CIK 858387

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934.

For the transition period from             to


                           Commission file number     1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


       Delaware                                         65-0158204
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                   33432
--------------------------------------------------------     -------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code             (561) 394 - 9533
                                                             -------------------

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 11, 1998, 4,251,042 shares of the registrant's common stock, par value $.01 per share and 2,999,707 shares of the registrant's $.78
Convertible   Series  A  preferred  stock,  par  value  $.01  per  share,   were
outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1998 (Unaudited) and December 31, 1997

                                                                                 September 30, 1998  December 31, 1997
                                                                                -------------------  -----------------
Assets:
Current Assets:
    ............................................................................
    Cash and cash equivalents .................................................. $       13,199,644 $       13,435,237
    Restricted cash ............................................................            222,000            222,000
    Loans receivable ...........................................................          1,462,031          1,512,744
    Accounts receivable ........................................................            828,205          1,265,625
    Accrued interest receivable ................................................          5,557,352          8,465,528
    Due from related party .....................................................            651,976            391,851
    Prepaid expenses and other .................................................          2,026,246          1,034,613
                                                                                -------------------   ----------------

         Total current assets ..................................................         23,947,454         26,327,598

    Property, improvements and equipment, net ..................................          9,991,104         19,610,060
    Wraparound notes, net ......................................................         51,657,136         59,402,931
    Deferred income tax asset, net .............................................          5,572,999          4,058,358
    Investments in preferred stock .............................................            892,100          2,228,600
    Management contract rights, net ............................................            220,909            290,926
    Goodwill and other, net ....................................................            793,614            304,639
                                                                                -------------------   ----------------

         Total assets ..........................................................$        93,075,316      $ 112,223,112
                                                                                ===================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................................$         1,392,197   $      2,015,942
    Accrued interest payable ...................................................            299,182            259,116
    Master lease payable .......................................................         10,148,536         13,637,564
    Current portion of mortgages and notes payable .............................         20,539,980         38,456,766
    Income taxes payable .......................................................          2,822,119          2,822,119
                                                                                -------------------   ----------------

         Total current liabilities .............................................         35,202,014         57,191,507

    Mortgages and notes payable ................................................         33,323,838         29,282,798
                                                                                -------------------   ----------------

         Total liabilities .....................................................         68,525,852         86,474,305
                                                                                -------------------   ----------------

Commitments and Contingencies

Stockholders' equity:
    Common stock ($0.01 par value, 10,000,000 shares
       authorized, 4,943,633 and 4,905,959 issued and
       outstanding in 1998 and 1997, respectively) .............................             49,436             49,060
    Preferred stock (Series A $0.01 par value, $10
       liquidation preference 10,000,000 shares
        authorized, 2,999,707 and 3,033,995 shares issued
       and outstanding in 1998 and 1997, respectively) .........................             29,999             30,341
    Additional paid-in surplus .................................................         48,105,394         48,105,428
    Accumulated deficit ........................................................        (20,194,947        (18,995,604)
    Shares held in treasury - 692,591 shares at cost ...........................         (3,440,418         (3,440,418)
                                                                                -------------------   ----------------

         Total stockholders' equity ............................................         24,549,464         25,748,807
                                                                                -------------------   ----------------

         Total liabilities and stockholders' equity ............................$        93,075,316      $ 112,223,112
                                                                                ===================   ================

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
             For the Three Months Ended September 30, 1998 and 1997


                                                                                 September 30, 1998  September 30, 1997
REVENUES:
     Rent ...................................................................... $        2,414,928   $      2,621,451
     Interest income ...........................................................          2,216,211          3,301,217
     Revenue from management company operations ................................            143,012            166,223
     Tenant reimbursements .....................................................            200,322            228,049
     Management and reimbursement income .......................................             26,480             49,085
     Percentage rent ...........................................................             46,050             87,090
     Gain on sale of real estate and real estate related assets ................          1,284,617                  0
     Amortization of discount - available-for-sale securities ..................                  0             99,273
     Unrealized (loss) on treasury notes sold short ............................                  0           (243,438)
                                                                                -------------------   ----------------

     Total revenues ............................................................          6,331,620          6,308,950
                                                                                -------------------   ----------------


EXPENSES:
     Master lease expense ......................................................          3,421,815          3,445,833
     Interest expense ..........................................................          1,345,002          2,266,653
     Depreciation and amortization .............................................             87,881            221,518
     Salaries, general and administrative ......................................            583,014            641,704
     Property expenses .........................................................            348,797            388,318
     Expenses for management company operations ................................            242,988            244,578
     Professional fees .........................................................            298,491            119,512
                                                                                -------------------    ---------------

     Total expenses ............................................................          6,327,988          7,328,116
                                                                                -------------------   ----------------

Income (loss) before income taxes ..............................................              3,632         (1,019,166)

(Benefit) provision for income taxes ...........................................           (367,821)           166,297
                                                                                -------------------   ----------------

Net Income (loss) ..............................................................$           371,453   $     (1,185,463)
                                                                                ===================   ================

Income (loss) attributable to common stockholders ..............................$              0.09   $          (0.28)
                                                                                ===================   ================

Weighted average common shares outstanding .....................................          4,230,245          4,211,275
                                                                                ===================   ================




           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997


                                                                                 September 30, 1998   September 30, 1997
REVENUES:
     Rent ......................................................................$         7,759,148   $      7,968,967
     Interest income ...........................................................          6,684,142          9,970,738
     Revenue from management company operations ................................            358,016            450,665
     Tenant reimbursements .....................................................            733,924            786,783
     Management and reimbursement income .......................................             82,466            357,228
     Percentage rent ...........................................................            357,057            288,528
     Gain on sale of real estate and real estate related assets ................          1,366,507                  0
     Amortization of discount - available-for-sale securities ..................                  0            278,709
     Unrealized loss on treasury notes sold short ..............................                  0           (194,073)
     Loss on sale of available-for-sale securities .............................                  0           (784,121)
                                                                                -------------------   ----------------

     Total revenues ............................................................         17,341,260         19,123,424
                                                                                -------------------   ----------------


EXPENSES:
     Master lease expense ......................................................         10,313,481         10,423,492
     Interest expense ..........................................................          4,445,607          6,905,585
     Depreciation and amortization .............................................            493,902            602,434
     Salaries, general and administrative ......................................          1,787,370          1,924,738
     Property expenses .........................................................          1,261,268          1,281,214
     Expenses for management company operations ................................            766,288            812,622
     Professional fees .........................................................            826,130            555,294
                                                                                -------------------   ----------------

     Total expenses ............................................................         19,894,046         22,505,379
                                                                                -------------------   ----------------

Loss before income taxes .......................................................         (2,552,786)        (3,381,955)

(Benefit) provision for income taxes ...........................................         (1,353,443)           259,685

Net loss .......................................................................$        (1,199,343)  $     (3,641,640)
                                                                                ===================   ================

Loss attributable to common stockholders .......................................$             (0.28   $          (0.87)
                                                                                ===================   ================

Weighted average common shares outstanding .....................................          4,229,979          4,196,233
                                                                                ===================   ================

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                  For the Nine Months Ended September 30, 1998



                                                               Common Stock          Preferred Stock           Treasury Stock

                                                             Shares      Amount       Shares      Amount       Shares        Cost

Balance January 1, 1998                                   4,905,959     $49,060    3,033,995     $30,341      (692,591) $(3,440,418)


Conversion of preferred stock into common stock              37,674         376      (34,342)       (342)

Net loss for the nine months ended September 30, 1998




Balance  September 30, 1998                               4,943,633     $ 49,436   2,999,653    $ 29,999      (692,591) $(3,440,418)
                                                         ==========     ========   =========   =========      ========= ============

                                                          Additional
                                                           Paid-in              Accumulated       Stockholders'
                                                           Surplus                Deficit            Equity

Balance January 1, 1998                                   $ 48,105,428          $ (18,995,604)   $   25,748,807


Conversion of preferred stock into common stock                    (34)

Net loss for the nine months ended September 30, 1998                             (1,199,343)        (1,199,343)




Balance  September 30, 1998                                 $ 48,105,394        $ (20,194,947)     $ 24,549,464
                                                           =============        ==============     ============



           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997


                                                                                          September 30, 1998  September 30, 1997
                                                                                           ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................................................$       (1,199,343)   $     (3,641,640)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization ........................................................           493,902             602,434
     Deferred benefit taxes ...............................................................        (1,514,641)            334,282
     Unrealized gain on treasury notes sold short .........................................                 0             194,073
     Amortization of discount-available-for-sale securities ...............................                 0            (278,709)
     Realized loss on sale of available-for-sale securities ...............................                 0             784,122
     Gain on sale of real estate and real estate related assets ...........................        (1,366,507)                  0
     Change in operating assets and liabilities, net:
       Decrease in accounts receivable ....................................................           437,420             386,047
       (Increase) decrease in due from related party ......................................          (260,125)            282,621
       Decrease in accrued interest receivable ............................................         2,908,176           2,794,080
       Increase in prepaid expenses and other .............................................        (1,536,320)             (2,405)
       Decrease in accounts payable and accrued expenses ..................................          (542,624)           (859,880)
       Increase (decrease) in accrued interest payable ....................................            40,066            (648,716)
       Decrease in master lease payable ...................................................        (3,489,028)         (4,021,859)
       Decrease in income taxes payable ...................................................                 0            (906,819)
       Decrease in due to related party ...................................................                 0             (61,688)
                                                                                           ------------------    ----------------

       Net cash used in operating activities ..............................................        (6,029,024)         (5,044,057)
                                                                                           ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayments on loans receivable .............................................            50,713             155,601
     Principal repayments on wraparound notes .............................................         5,017,620           4,727,684
     Investment in wraparound notes .......................................................          (108,838)                  0
     Purchase of building and land ........................................................        (6,825,000)         (1,100,000)
     Purchase of leasehold improvements ...................................................          (302,465)           (183,836)
     Proceeds from realization of wraparound notes ........................................           950,334                   0
     Proceeds from the sale of property ...................................................           319,230                   0
     Proceeds from the sale of available-for-sale securities ..............................                 0           9,498,529
     Proceeds from redemption of investments in preferred stock ...........................         1,336,500           1,285,334
     Proceeds from redemption of reverse repurchase agreements ............................                 0           9,415,301
     Purchase of treasury notes ...........................................................                 0          (9,166,015)
                                                                                           ------------------    ----------------

       Net cash provided by investing activities ..........................................           438,094          14,632,598
                                                                                           ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from mortgages and notes payable ............................................         9,180,000                   0
     Principal payments on mortgages and notes payable ....................................        (3,824,663)         (2,084,200)
     Principal payment on loans payable ...................................................                 0          (4,436,882)
     Amounts received on treasury notes payable ...........................................                 0             194,073
                                                                                           ------------------    ----------------

       Net provided by (cash used in) financing activities ................................         5,355,337          (6,327,009)
                                                                                           ------------------    ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................................          (235,593)          3,261,532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................................        13,435,237           3,141,839
                                                                                           ------------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................................$       13,199,644    $      6,403,371
                                                                                           ==================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the period for interest ...........................................$        4,405,541    $      7,554,301
                                                                                           ==================    ================

       Cash paid during the period for income taxes .......................................$          185,472    $        854,429
                                                                                           ==================    ================

           See Accompanying Notes to Consolidated Financial Statements

                           MILESTONE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 1998 and 1997 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1997 has been reclassified to conform to the 1998 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Currently, the Company possesses 35 interests in commercial real estate properties consisting of (i) 10 fee interests (the "Fee Properties") and (ii) Wrap Debt (as defined herein) interests in 25 commercial real properties (the "Underlying Properties"). At September 30, 1998 the Company possessed interests in 33 commercial real estate properties consisting of (i) seven Fee Properties and (ii) Wrap Debt interests in 26 Underlying Properties. At September 30, 1997, the Company possessed interests in 32 commercial real estate properties consisting of (i) four Fee Properties and (ii) Wrap Debt interests in 28
Underlying  Properties.  The Underlying Properties are secured by and subject to wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt"). Most of the Fee Properties are multi-tenanted as compared to the Underlying Properties of which most are single-tenanted.

       1. Acquisition and Disposition of Real Estate Related Assets

On November 10, 1998, the Company completed the purchase of Lincoln Park, a 46,190 square foot shopping center located in Davie, Florida (Broward County), from an unrelated party for $3,840,000. In connection with the purchase, the Company obtained a $3,219,000 first mortgage loan which bears interest at a rate of 7.58% per annum. Such first mortgage requires monthly principal and interest payments of $22,684 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,800,000 due November 1, 2008. The shopping center is currently 97% occupied by local tenants who are subject to operating leases ranging from one to five years with various renewal options.

On October 27, 1998, the Company completed the purchase of Pine Crest, a 40,408 square foot shopping center located in Fort Lauderdale, Florida (Broward County), from an unrelated party for $3,200,000. In connection with the purchase, the Company obtained a $2,400,000 first mortgage loan which bears interest at a rate of 7.0% per annum. Such first mortgage requires monthly principal and interest payments of $15,967 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,063,428 due November 11, 2008. The shopping center is currently 97% occupied by local tenants who are subject to operating leases ranging from one to 19 years with various renewal options.

On October 13, 1998, the Company completed the purchase of Mandarin Central, a 63,346 square foot shopping center located in Jacksonville, Florida (Duval County), from an unrelated party for $4,650,000. In connection with the purchase, the Company obtained a $3,950,000 first mortgage loan which bears interest at a rate of 8.0% per annum. Such first mortgage requires monthly principal and interest payments of $28,984 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $3,542,488 due October 1, 2008. The shopping center is currently 99% occupied by local tenants who are subject to operating leases ranging from one to 16 years with various renewal options.

On October 1, 1998, a wraparound note held by the Company on a 285,655 square foot shopping center property located in South Williamson, Kentucky (the "South Williamson Property"), was paid as a result of the sale of the South Williamson Property by its owner, an affiliate of the Company (the partnership that owned the South Williamson Property), to an unrelated party. In connection with the sale of the South Williamson Property, the Company, as the master lessee on a master lease on the South Williamson Property, canceled such master lease. The negotiated sale price of the South Williamson Property was approximately $14,873,655 which included acquiring the property subject to the $14,773,655 remaining balance of the underlying mortgage debt on the South Williamson Property (which represented approximately 21% of the Company's total liabilities at such time). The wraparound note on the South Williamson Property represented approximately 13% of the Company's total assets at such time. As a result of the sale of the South Williamson Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized approximately $100,000 in cash and will realize a book gain of approximately $4,400,000 in the fourth quarter of 1998.

On September 21, 1998, a wraparound note held by the Company on a 35,946 square foot shopping center property located in Vestivia Hills, Alabama (the "Vestivia Hills Property"), was paid as a result of the sale of the Vestivia Hills Property by its owner, an affiliate of the Company (the partnership that owned the Vestivia Hills Property), to an unrelated party. In connection with the sale of the Vestivia Hills Property, the Company, as the master lessee on a master lease on the Vestivia Hills Property, canceled such master lease. The negotiated sale price of the Vestivia Hills Property was approximately $1,640,000. Of the gross proceeds, $722,638 was used to satisfy the underlying mortgage debt on the Vestivia Hills Property (which represented approximately 1% of the Company's total liabilities). The wraparound note on the Vestivia Hills Property represented approximately 3% of the Company's total assets at such time. As a result of the sale of the Vestivia Hills Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $875,000 and a book gain of approximately $338,000 in the third quarter of 1998.

On September 11, 1998, the Company completed the purchase of Country Grove Plaza, a 16,642 square foot shopping center located in West Palm Beach, Florida (Palm Beach County), from an unrelated party for $1,100,000. In connection with the purchase, the Company obtained a $880,000 first mortgage loan which bears interest at a rate of 7.51% per annum. Such first mortgage requires monthly principal and interest payments of $6,159 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $780,150 due September 1, 2008. The shopping center is currently 96% occupied by local tenants who are subject to operating leases ranging from one to 13 years with various renewal options.

On July 15, 1998, the Company completed the purchase of Teeca Plaza, a 22,589 square foot shopping center located in Boca Raton, Florida (Palm Beach County), from an unrelated party for $2,075,000. In connection with the purchase, the Company obtained a $1,800,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $12,450 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,591,100 due July 1, 2008. The shopping center is currently approximately 97% occupied by local tenants who are subject to operating leases ranging from three to 28 years with various renewal options.

On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated party for approximately $17,750,000. The Company realized cash net proceeds from the sale of approximately $319,200, after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities at such time) and used a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately $16,482,000. As a result of the sale, the Company realized a book gain of approximately $947,000 in the third quarter of 1998.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot shopping center located in Orange Park, Florida (Clay County), from an unrelated party for $1,500,000. In connection with the purchase, the Company obtained a $1,300,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,147,600 due April 1, 2008. The shopping center is currently approximately 95% occupied by local tenants who are subject to operating leases ranging from two to six years with various renewal options.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot shopping center located in Jacksonville, Florida (Duval County), from an unrelated party for $2,150,000. On April 2, 1998, the Company secured a $1,840,000 first mortgage loan on its Regency Walk property which bears interest at a rate of 7.87% per annum. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,643,700 due May 1, 2008. The shopping center is currently approximately 92% occupied by local tenants who are subject to operating leases ranging from two to nine years with various renewal options.

On February 9, 1998, a wraparound note held by the Company on a 128,864 square foot shopping center property located in Chili, New York (the "Chili Property"), was assigned to an unrelated party for $75,000 in cash. The Company, as the master lessee on a master lease on the Chili Property, terminated such master lease on April 30, 1996. The assignment resulted in the relief of the underlying mortgage debt, by the Company, on the Chili Property. As a result of the assignment of the wraparound note on the Chili Property, the payment of the wraparound note and the relief of the underlying mortgage debt, the Company realized a book gain of approximately $82,000 in the first quarter of 1998.

As previously reported, the Company and Societe Generale Securities Corporation ("SGSC") entered into an agreement on January 9, 1998, effective as of December 24, 1997, pursuant to which Milestone and certain of its affiliates retained SGSC to act as a financial advisor to the Company and certain of its affiliates (the "Affiliates"), in connection with any transaction involving a proposed sale (a "Proposed Sale") by the Affiliates of certain shopping center properties and any proposed sale by Milestone of certain of the Fee Properties owned by Milestone. The shopping center properties to be sold by the Affiliates are subject to Wrap Debt secured by Underlying Properties. Such Wrap Debt is held by the Company and would need to be released prior to the consummation of any transaction. The properties to be sold and the Wrap Debt to be repaid in connection with a Proposed Sale could represent a substantial portion of the Company's real estate related assets. In September 1998, certain negotiations in connection with a Proposed Sale between the Company and the Affiliates on one hand and an unrelated third party on the other hand terminated.

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

On July 14, 1998, the Company announced that it had reached a settlement (the "Winston Settlement") with plaintiff's counsel relating to the Winston Action. On August 5, 1998, a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") was entered into between the parties to the Winston Action setting forth the terms of the Winston Settlement. Pursuant to the Winston Settlement, if it is approved and consummated, (i) each holder of Series A Preferred Stock eligible to participate in the Winston Settlement who does not properly opt out of the Winston Settlement and who owns shares of the Series A Preferred Stock on the date that the Winston Settlement is consummated would be required to surrender each share of Series A Preferred Stock held by such stockholder and release all claims he or she may have against Milestone and the other named defendants in connection with the Transactions in exchange for $3.00 in cash, payable by Milestone, (ii) all of the Company's stockholders would release all derivative claims against Milestone and the other named defendants in connection with the Transactions, (iii) each holder of Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement is consummated would release any claims he or she may have against Milestone and the other name defendants in connection the Transaction and (iv) the Winston Action would be dismissed. The defendants in the Winston Action and their affiliates are not eligible to participate in the Winston Settlement. The Winston Settlement is subject to approval by the Court of Chancery of the State of Delaware after a hearing, and is also subject to a number of conditions which may be waived at the option of Milestone and the other defendants, including the condition that stockholders eligible to participate in the Winston Settlement and owning more than 10% of the Series A Preferred Stock as of the close of business on August 25, 1998 do not opt out of the Winston Settlement. The ultimate consummation of the Winston Settlement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Court of Chancery of the State of Delaware, and therefore is inherently uncertain.

The foregoing description of the Winston Settlement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed as
Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

As previously reported, on January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. As previously reported, pursuant to an earlier proposed settlement of the Winston Action (the "Initial Winston Settlement") which was never consummated because independent counsel for the Series A Preferred Stockholders withdrew its support of such earlier proposed settlement, Milestone would have paid approximately $2,225,000, plus plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the initial proposed settlement and as a result of the litigation, had such proposed settlement been consummated, would have been covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company incurred approximately $550,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to such proposed settlement asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the initial proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the Initial Winston Settlement, Milestone, on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company has given National Union and Stonewall notice of the Winston Settlement and has provided each of them with a copy of the Winston Settlement Agreement. National Union has reviewed the Winston Settlement Agreement and has informed the Company that its basic position, denying coverage, has not changed and, therefore, it is likely that the Company will assert a claim against National Union. If Stonewall also asserts that the Winston Settlement is not a covered loss under the Stonewall Policy, it is likely that the Company would assert a claim against Stonewall. At this time, the Company is not in a position to render an opinion as to the likelihood of success of any such action if one is commenced.

If the Winston Settlement is consummated and all of the holders of shares of the Series A Preferred Stock eligible to participate in the Winston Settlement participate in such settlement, the total amount of funds necessary for Milestone to acquire such shares of Series A Preferred Stock would be approximately $9,000,000. Additional expenses of approximately $1,400,000 are anticipated to be incurred in connection with the Winston Settlement. The source of such funds necessary to effectuate the Winston Settlement would be from the Company's existing cash reserves and proceeds from the redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock.

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

The Company adopted SFAS No. 130 in the first quarter of 1998. There are no components of comprehensive income for the three months or nine months ended September 30, 1998. For the three months ended September 30, 1997 the Company had components of comprehensive income, as defined in SFAS No. 130, of approximately $1,207,500 of unrealized gains (net of tax of $805,000) on available-for-sale securities. Under SFAS No. 130 the Company had comprehensive income of approximately $1,599,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1997 the Company had components of comprehensive income, as defined in SFAS No. 130, of approximately $2,113,000 of unrealized gains (net of tax of $1,414,000) on available-for-sale securities. Under SFAS No. 130 the Company had comprehensive income of approximately $934,000 for the nine months ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental and safety requirements.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Currently, the Company possesses 35 interests in commercial real estate properties consisting of (i) 10 fee interests (the "Fee Properties") and (ii) Wrap Debt (as defined herein) interests in 25 commercial real properties (the "Underlying Properties"). At September 30, 1998, the Company possessed interests in 33 commercial real estate properties consisting of (i) seven Fee Properties and (ii) Wrap Debt interests in 26 Underlying Properties. At September 30, 1997, the Company possessed interests in 32 commercial real estate properties consisting of (i) four Fee Properties and (ii) Wrap Debt interests in 28
Underlying  Properties.  The Underlying Properties are secured by and subject to wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt"). Most of the Fee Properties are multi-tenanted as compared to the Underlying Properties of which most are single-tenanted.

Year 2000 Compliance

Year 2000 compliance programs and information systems modifications were initiated by the Company in early 1998 in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third party interfaces. Review of the systems affecting the Company and its properties is progressing. The costs of the Company's Year 2000 program to date have not been material and the Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

In the event that the Company or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Company's ability to operate its properties or to bill or collect its revenue in a timely manner could be adversely affected. Management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company, although there can be no assurance that this will be the case. The Company has day-to-day operational contingency plans, and management is in the process of updating these plans for possible Year 2000 specific operational requirements.

Recent Developments

On November 10, 1998, the Company completed the purchase of Lincoln Park, a 46,190 square foot shopping center located in Davie, Florida (Broward County), from an unrelated party for $3,840,000. In connection with the purchase, the Company obtained a $3,219,000 first mortgage loan which bears interest at a rate of 7.58% per annum. Such first mortgage requires monthly principal and interest payments of $22,684 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,800,000 due November 1, 2008. The shopping center is currently 97% occupied by local tenants who are subject to operating leases ranging from one to five years with various renewal options.

On October 28, 1998, the Company dismissed the accounting firm of Deloitte & Touche LLP as the Company's independent auditor to audit the Company's financial statements. The dismissal of Deloitte & Touche LLP was not the result of any disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On November 2, 1998, the Company retained the accounting firm of Ahearn, Jasco + Company, P.A. as its new independent auditor to audit the Company's financial statements for the fiscal year ending December 31, 1998. The decision to change accounting firms as the Company's independent auditor to audit the Company's financial statements was approved by the Audit Committee of the Company's Board of Directors on October 27, 1998.

On October 27, 1998, the Company completed the purchase of Pine Crest, a 40,408 square foot shopping center located in Fort Lauderdale, Florida (Broward County), from an unrelated party for $3,200,000. In connection with the purchase, the Company obtained a $2,400,000 first mortgage loan which bears interest at a rate of 7.0% per annum. Such first mortgage requires monthly principal and interest payments of $15,967.26 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,063,428 due November 11, 2008. The shopping center is currently 97% occupied by local tenants who are subject to operating leases ranging from one to 19 years with various renewal options.

On October 13, 1998, the Company completed the purchase of Mandarin Central, a 63,346 square foot shopping center located in Jacksonville, Florida (Duval County), from an unrelated party for $4,650,000. In connection with the purchase, the Company obtained a $3,950,000 first mortgage loan which bears interest at a rate of 8.0% per annum. Such first mortgage requires monthly principal and interest payments of $28,984 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $3,542,488 due October 1, 2008. The shopping center is currently 99% occupied by local tenants who are subject to operating leases ranging from one to 16 years with various renewal options.

On October 1, 1998, a wraparound note held by the Company on a 285,655 square foot shopping center property located in South Williamson, Kentucky (the "South Williamson Property"), was paid as a result of the sale of the South Williamson Property by its owner, an affiliate of the Company (the partnership that owned the South Williamson Property), to an unrelated party. In connection with the sale of the South Williamson Property, the Company, as the master lessee on a master lease on the South Williamson Property, canceled such master lease. The negotiated sale price of the South Williamson Property was approximately $14,873,655 which included acquiring the property subject to the $14,773,655 remaining balance of the underlying mortgage debt on the South Williamson Property (which represented approximately 21% of the Company's total liabilities at such time). The wraparound note on the South Williamson Property represented approximately 13% of the Company's total assets at such time. As a result of the sale of the South Williamson Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized approximately $100,000 in cash and will realize a book gain of approximately $4,400,000 in the fourth quarter of 1998.

On September 21, 1998, a wraparound note held by the Company on a 35,946 square foot shopping center property located in Vestivia Hills, Alabama (the "Vestivia Hills Property"), was paid as a result of the sale of the Vestivia Hills Property by its owner, an affiliate of the Company (the partnership that owned the Vestivia Hills Property), to an unrelated party. In connection with the sale of the Vestivia Hills Property, the Company, as the master lessee on a master lease on the Vestivia Hills Property, canceled such master lease. The negotiated sale price of the Vestivia Hills Property was approximately $1,640,000. Of the gross proceeds, $722,638 was used to satisfy the underlying mortgage debt on the Vestivia Hills Property (which represented approximately 1% of the Company's total liabilities). The wraparound note on the Vestivia Hills Property represented approximately 3% of the Company's total assets at such time. As a result of the sale of the Vestivia Hills Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $875,000 and a book gain of approximately $338,000 in the third quarter of 1998.

On September 11, 1998, the Company completed the purchase of Country Grove Plaza, a 16,642 square foot shopping center located in West Palm Beach, Florida (Palm Beach County), from an unrelated party for $1,100,000. In connection with the purchase, the Company obtained a $880,000 first mortgage loan which bears interest at a rate of 7.51% per annum. Such first mortgage requires monthly principal and interest payments of $6,159 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $780,150 due September 1, 2008. The shopping center is currently 96% occupied by local tenants who are subject to operating leases ranging from one to 13 years with various renewal options.

On July 15, 1998, the Company completed the purchase of Teeca Plaza, a 22,589 square foot shopping center located in Boca Raton, Florida (Palm Beach County), from an unrelated party for $2,075,000. In connection with the purchase, the Company obtained a $1,800,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $12,450 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,591,100 due July 1, 2008. The shopping center is currently approximately 97% occupied by local tenants who are subject to operating leases ranging from three to 28 years with various renewal options.

On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated party for approximately $17,750,000. The Company realized cash net proceeds from the sale of approximately $319,200, after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities at such time) and used a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately $16,482,000. As a result of the sale, the Company realized a book gain of approximately $947,000 in the third quarter of 1998.

The New York Stock Exchange (the "Exchange") suspended trading in shares of the Series A Preferred Stock and Common Stock prior to the market opening on July 6, 1998 because the Exchange had determined that Milestone had fallen below certain of its continued listing criteria relating to net income and market value of publicly held shares of the Series A Preferred Stock and Common Stock. The Company has learned that on or about July 6, 1998, a market began to be made for shares of the Series A Preferred Stock and Common Stock on the Over-The-Counter Bulletin Board with the ticker symbols MPRPP and MPRP, respectively. The Exchange subsequently applied to the Securities and Exchange Commission (the "Commission") to delist the Series A Preferred Stock and Common Stock and on September 10, 1998, the Commission issued an order granting the Exchange's application to delist the Series A Preferred Stock and Common Stock. Effective as of the opening of the trading session on September 11, 1998, the Series A Preferred Stock and Common Stock were delisted from the Exchange.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot shopping center located in Orange Park, Florida (Clay County), from an unrelated party for $1,500,000. In connection with the purchase, the Company obtained a $1,300,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,147,600 due April 1, 2008. The shopping center is currently approximately 95% occupied by local tenants who are subject to operating leases ranging from two to six years with various renewal options.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot shopping center located in Jacksonville, Florida (Duval County), from an unrelated party for $2,150,000. On April 2, 1998, the Company secured a $1,840,000 first mortgage loan on its Regency Walk property which bears interest at a rate of 7.87% per annum. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,643,700 due May 1, 2008. The shopping center is currently approximately 92% occupied by local tenants who are subject to operating leases ranging from two to nine years with various renewal options.

On February 9, 1998, a wraparound note held by the Company on a 128,864 square foot shopping center property located in Chili, New York (the "Chili Property"), was assigned to an unrelated party for $75,000 in cash. The Company, as the master lessee on a master lease on the Chili Property, terminated such master lease on April 30, 1996. The assignment resulted in the relief of the underlying mortgage debt, by the Company, on the Chili Property. As a result of the assignment of the wraparound note on the Chili Property, the payment of the wraparound note and the relief of the underlying mortgage debt, the Company realized a book gain of approximately $82,000 in the first quarter of 1998.

As previously reported, the Company and Societe Generale Securities Corporation ("SGSC") entered into an agreement on January 9, 1998, effective as of December 24, 1997, pursuant to which Milestone and certain of its affiliates retained SGSC to act as a financial advisor to the Company and certain of its affiliates (the "Affiliates"), in connection with any transaction involving a proposed sale (a "Proposed Sale") by the Affiliates of certain shopping center properties and any proposed sale by Milestone of certain of the Fee Properties owned by Milestone. The shopping center properties to be sold by the Affiliates are subject to Wrap Debt secured by Underlying Properties. Such Wrap Debt is held by the Company and would need to be released prior to the consummation of any transaction. The properties to be sold and the Wrap Debt to be repaid in connection with a Proposed Sale could represent a substantial portion of the Company's real estate related assets. In September 1998, certain negotiations in connection with a Proposed Sale between the Company and the Affiliates on one hand and an unrelated third party on the other hand terminated.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company recognized net income of $371,453 for the three months ended September 30, 1998 as compared to a net loss of $1,185,463 for the same period in 1997 due to the following factors:

Revenues for the three months ended September 30, 1998 were $6,331,620, an increase of $22,670 or less than 1% from $6,308,950 for the three months ended September 30, 1997. Such increase was primarily due to the net of: (1) a decrease in rent revenue of $206,523 resulting primarily from the net of (a) a decrease in rent revenue of approximately $419,000 from the sale of the Bend Property on July 7, 1998 and (b) an increase in rent revenue of approximately $248,000 from an increase in the number of Fee Properties owned by the Company to seven for the three months ended September 30, 1998 from four for the same period in 1997; (2) a decrease in interest income of $1,085,006 resulting primarily from a decrease in the number of available-for-sale securities held by the Company to none for the three months ended September 30, 1998 from two for the same period in 1997; (3) a decrease in revenue from management company operations of $23,211 due to the sale of the Bend Property on July 7, 1998; (4) a decrease in tenant reimbursements of $27,727 resulting primarily from (a) the sale of the Bend Property on July 7, 1998 and (b) an increase in the number of Fee Properties owned by the Company to seven for the three months ended September 30, 1998 from four for the same period in 1997; (5) a decrease in percentage rent revenue of $41,040 due to the sale of the Bend Property on July 7, 1998; (6) a gain on the sale of real estate and real estate related assets of $1,284,617 for the three months ended September 30, 1998 compared to no gain or loss on the sale of real estate related assets for the same period in 1997; (7) a decrease in amortization of discount on available-for-sale securities of $99,273 for the three months ended September 30, 1998 due to a decrease in the number of available-for-sale securities held to none for the three months ended September 30, 1998 from two for the same period in 1997 and (8) no unrealized gain or loss on U.S. Treasury Notes sold short for the three months ended September 30, 1998 compared to an unrealized holding loss of $243,438 on U.S. Treasury Notes sold short for the same period in 1997.

Operating expenses for the three months ended September 30, 1998 were $4,895,105, an increase of $55,160, or 1% from $4,839,945 for the three months ended September 30, 1997. Such increase was primarily due to the net of: (1) a decrease in master lease expenses of $24,018 due to a decrease in the number of properties leased by the Company to 26 for the three months ended September 30, 1998 from 28 for the same period in 1997; (2) a decrease in salaries, general and administrative expenses of approximately $58,690 due primarily to (a) a decrease in rental expense for the corporate offices of approximately $141,000 for the three months ended September 30, 1998 compared to the same period in 1997; (b) an increase in acquisition and financing costs of approximately $27,000 for the three months ended September 30, 1998 compared to the same period in 1997 due to the increase in the number of Fee Properties purchased by the Company to two from one, respectively and (c) an increase of approximately $54,000 in general operating expenses of the Company; (3) a decrease in property expenses of $39,521 due to (a) an increase in the number of Fee Properties owned by the Company to seven for the three months ended September 30, 1998 from four in the same period in 1997 and (b) the sale of the Bend Property on July 7, 1998 and (4) an increase in professional fees of $178,979 due to fees associated with the settlement (the "Winston Settlement") of a certain purported class action and derivative lawsuit (the "Winston Action") brought against Milestone and certain of its present and former directors and officers. See Part II-Other Information, Item 1. Legal Proceedings for a discussion of the Winston Action and Winston Settlement.

Interest expense for the three months ended September 30, 1998 was $1,345,002, a decrease of $921,651, or 41% from $2,266,653 for the three months ended September 30, 1997. Such decrease was primarily due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to none for the three months ended September 30, 1998 from two for the same period in 1997 resulting in a decrease in interest expense of approximately $702,000.

Depreciation and amortization expense for the three months ended September 30, 1998 was $87,881, a decrease of $133,637, or 60% from $221,518 for the three months ended September 30, 1997. Such decrease was primarily due to the sale of the Bend Property on July 7, 1998 which represented approximately 17% of the Company's total assets.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company recognized a net loss of $1,199,343 for the nine months ended September 30, 1998 as compared to a net loss of $3,641,640 for the same period in 1997 due to the following factors:

Revenues for the nine months ended September 30, 1998 were $17,341,260, a decrease of $1,782,164 or 9% from $19,123,424 for the nine months ended September 30, 1997. Such decrease was primarily due to the net of: (1) a decrease in rent revenue of $209,819 for the nine months ended September 30, 1998 resulting from the net of (a) a decrease in rent revenue of approximately $633,000 as a result of various property sales as well as unit vacancies and (b) an increase in rent revenue of approximately $423,000 due to an increase in the number of fee properties owned at September 30, 1998 to seven from four for the same period in 1997; (2) a decrease in interest income of $3,286,596 resulting primarily from (a) a decrease in interest income of $2,835,963 resulting from a decrease in the number of available-for-sale securities held by the Company to none for the nine months ended September 30, 1998 from two for the same period in 1997 and (b) a decrease in interest income of approximately $266,000 resulting primarily from a decrease in the number of properties with interest bearing wraparound notes to 26 for the nine months ended September 30, 1998 from 28 for the same period in 1997; (3) a decrease in management and reimbursement income of $274,762 resulting primarily from the termination of the Management Services Agreement between Union Property Investors, Inc. and the Company in February 1997; (4) a gain on the sale of real estate and real estate related assets of $1,366,507 for the nine months ended September 30, 1998 compared to no gain or loss on the sale of real estate and real estate related assets for the same period in 1997; (5) a decrease in amortization of discount on available-for-sale securities of $278,709 for the nine months ended September 30, 1998 due to a decrease in the number of available-for-sale securities held by the Company to none for the nine months ended September 30, 1998 from two for the same period in 1997; (6) no unrealized gain or loss on U.S. Treasury Notes sold short for the nine months ended September 30, 1998 compared to an unrealized holding loss of $194,073 on U.S. Treasury Notes sold short for the same period in 1997 and (7) no gain or loss on the sale of available-for-sale securities for the nine months ended September 30, 1998 compared to a loss of $784,122 on the sale of available-for-sale securities for the nine months ended September 30, 1997.

Operating expenses for the nine months ended September 30, 1998 were $14,954,537, a decrease of $42,823, or less than 1% from $14,997,360 for the nine months ended September 30, 1997. Such decrease was primarily due to the net of: (1) a decrease in master lease expense of $110,011 due to a decrease in the number of properties leased by the Company to 26 for the nine months ended September 30, 1998 from 28 for the same period in 1997; (2) a decrease in salaries, general and administrative expenses of approximately $137,368 due to the net of (a) a decrease in rental expense of approximately $422,000 for the corporate offices for the nine months ended September 30, 1998 compared to the same period in 1997; (b) an increase in acquisition and financing costs of approximately $86,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due to the increase in the number of Fee Properties purchased to four from one, respectively and (c) an increase of approximately $197,000 in general operating expenses of the Company; (3) a decrease in property expenses of $19,946 due to (a) the sale of the Bend Property in July of 1998 and (b) an increase in the number of Fee Properties owned by the Company to seven for the nine months ended September 30, 1998 as compared to four for the same period in 1997; (4) a decrease of $46,344 in expenses for management company operations due to a decrease in general operating expenses and (5) an increase in professional fees of $270,836 due to fees associated with the Winston Settlement. See Part II-Other Information, Item 1. Legal Proceedings for a discussion of the Winston Action and Winston Settlement.

Interest expense for the nine months ended September 30, 1998 was $4,445,607, a decrease of $2,459,978, or 36% from $6,905,585 for the nine months ended September 30, 1997. Such decrease was primarily due to: (1) a decrease in interest expense of approximately $1,973,000 due to a decrease in financing arrangements related to the available-for-sale securities held by the Company to none for the nine months ended September 30, 1998 from two for the same period in 1997 and (2) a decrease in interest expense of approximately $467,000 due to
(a) the sale of the Bend Property in July of 1998 and (b) an increase in the number of Fee Properties owned by the Company to seven for the nine months ended September 30, 1998 as compared to four for the same period in 1997.

Depreciation and amortization expense for the nine months ended September 30, 1998 was $493,902, a decrease of $108,532, or 18% from $602,434 for the nine months ended September 30, 1997. Such decrease was primarily due to the sale of the Bend Property in July of 1998 which represented approximately 17% of the Company's total assets.

Liquidity and Capital Resources

The Company, as the holder of 89,360 shares of Kranzco Series C Cumulative Redeemable Preferred Shares as of September 30, 1998, is entitled to receive from the redemption of such shares, in two equal installments over the next 4 months, an aggregate amount of cash equal to approximately $893,600, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares.

On July 1, 1998, the first mortgage loan on the Underlying Property located in Quincy, Illinois, (the "Quincy Property") matured. The Company, as the wraparound mortgagee, is seeking to realize its position in its Wrap Debt on the Quincy property.

On May 1, 1998, the Company secured a $1,160,000 first mortgage loan on its 16,994 square foot shopping center located in Sunrise, Florida, which bears interest at a rate of 7.48% per annum. Such first mortgage requires monthly principal and interest payments of $8,095 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,027,700 due May 1, 2008.

On May 1, 1998, the first mortgage loan on the Fee Property located in Zanesville, Ohio, (the "Zanesville Property") matured. The Company, as the owner of the Zanesville Property, is seeking to extend the terms of the first mortgage loan.

On April 17, 1998, the owner of the 92,646 square foot shopping center located in Natchez, Mississippi (the "Natchez Property"), an affiliate of the Company (the partnership that owns the Natchez Property), completed the refinancing of the underlying mortgage debt on behalf of the Company. The $2,200,000 first mortgage loan bears interest at a rate of 7.59% per annum, and requires monthly principal and interest payments of $15,519 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,951,900 due May 1, 2008. The Company also extended the Wraparound Mortgage on such property to mature May 1, 2008.

The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

Cash generated by the (i) redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock and (ii) the cash on hand at September 30, 1998, may be used to fund (a) costs associated with the Winston Action and the Winston Settlement of: (w) approximately $9,000,000, payable by Milestone to Series A Preferred Stockholders (assuming all eligible stockholders participate in the Winston Settlement and the Winston Settlement is consummated), (x) approximately $750,000 in plaintiff attorney fees (if the Winston Settlement is consummated),
(y) approximately $500,000 in the Company's attorney fees and (z) approximately $150,000 in accounting, printing, mailing and other miscellaneous fees and expenses, (b) the Company's real estate investment, acquisition and development activities (to the extent that funds are not used to pay the Winston Settlement if consummated), and (c) other general corporate purposes. See Part II-Other Information, Item 1. Legal Proceedings for a discussion of the Winston Action and the Winston Settlement.

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

The Company believes that immediately subsequent to the consummation of the Winston Settlement it would have sufficient cash to continue operating in the ordinary course of business. However, the Company is considering opportunities to acquire additional properties which would require it to raise funds through a public or private sale of debt or equity securities, by conducting rights offerings, by selling or realizing on assets (including, but not limited to sales of its properties and interests in the Wraparound Notes), through corporate borrowings, or by other means. Because of the current condition of the domestic financial markets which, in the Company's belief, is not favorable to other alternatives, the Company would probably conduct a rights offering if it decided that it would be beneficial to raise additional capital. In a rights offering, the Company would offer existing holders of shares of its Common Stock rights to acquire additional shares of its Common Stock in exchange for monetary consideration in order to obtain funds to be used to finance potential property acquisitions. The foregoing is a forward looking statement and there can be no assurances that the Company will be able to undertake successfully, if at all, such a transaction. If the Company conducts a rights offering, it would need to issue additional shares of Common Stock and to amend its Certificate of Incorporation in order to authorize the issuance of such additional shares of Common Stock. The Company's Certificate of Incorporation currently authorizes it to issue up to 10,000,000 shares of Common Stock and, as of November 11, 1998, 4,251,042 shares thereof were outstanding. If the Company conducts such a rights offering, holders of shares of the Company's Common Stock who do not participate therein would have the aggregate value of their shares of Common Stock, as well as their ownership interest in the Company, diluted.

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

Cash Flows

Net cash used in operating activities of $6,029,024 for the nine months ended September 30, 1998 included (1) a net loss of $1,199,343; (2) adjustments for non-cash items of $2,387,246 and (3) a net change in operating assets and liabilities of $2,442,435, compared to net cash used in operating activities of $5,044,057 for the nine months ended September 30, 1997, which included (1) a net loss of $3,641,640; (2) adjustments of $1,636,202 for non-cash items and (3) a net change of $3,038,619 in operating assets and liabilities.

Net cash provided by investing activities of $438,094 for the nine months ended September 30, 1998 included (1) proceeds from principal repayments on loans receivable and wraparound notes of $5,068,333; (2) investments in wraparound notes of $108,838; (3) the purchase of building and land for $6,825,000; (4) the purchase of leasehold improvements of $302,465; (5) proceeds from the realization of wraparound notes of $950,334; (6) proceeds from the sale of property of $319,320 and (6) proceeds from redemption of investments in preferred stock of $1,336,500, compared to net cash provided by investing activities of $14,632,598 for the nine months ended September 30, 1997, which included: (1) principal repayments of $4,883,285 on loans receivable and wraparound notes; (2) the purchase of building and land of $1,100,000; (3) the purchase of leasehold improvements of $183,836; (4) proceeds of $9,498,529 from the sale of available-for-sale securities; (5) proceeds of $1,285,334 from redemption of investments in preferred stock; (6) proceeds of $9,415,301 from the redemption of reverse repurchase agreements and (7) purchase of U.S. Treasury Notes for $9,166,015.

Net cash provided by financing activities of $5,355,337 for the nine months ended September 30, 1998 included (1) proceeds from mortgages and notes payable of $9,180,000 and (2) principal payments on mortgages and notes payable of $3,824,663, compared to net cash used in financing activities of $6,327,009 for the nine months ended September 30, 1997, which included (1) principal payments of $2,084,200 on mortgages and notes payable; (2) principal payments of $4,436,882 on loans payable and (3) $194,073 received on U.S. Treasury Notes payable.



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

On July 14, 1998, the Company announced that it had reached the Winston Settlement with plaintiff's counsel relating to the Winston Action. On August 5, 1998, a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") was entered into between the parties to the Winston Action setting forth the terms of the Winston Settlement. Pursuant to the Winston Settlement, if it is approved and consummated, (i) each holder of Series A Preferred Stock eligible to participate in the Winston Settlement who does not properly opt out of the Winston Settlement and who owns shares of the Series A Preferred Stock on the date that the Winston Settlement is consummated would be required to surrender each share of Series A Preferred Stock held by such stockholder and release all claims he or she may have against Milestone and the other named defendants in connection with the Transactions in exchange for $3.00 in cash, payable by Milestone, and (ii) all of the Company's stockholders would release all derivative claims against Milestone and the other named defendants in connection with the Transactions, (iii) each holder of Series A Preferred Stock between October 23, 1995 and the date on which the Winston Settlement is consummated would release any claims he or she may have against Milestone and the other named defendants in connection with the Transactions and (iv) the Winston Action would be dismissed. The defendants in the Winston Action and their affiliates are not eligible to participate in the Winston Settlement. The Winston Settlement is subject to approval by the Court of Chancery of the State of Delaware after a hearing, and is also subject to a number of conditions which may be waived at the option of Milestone and the other defendants, including the condition that stockholders eligible to participate in the Winston Settlement and owning more than 10% of the Series A Preferred Stock as of the close of business on August 25, 1998 do not opt out of the Winston Settlement. The ultimate consummation of the Winston Settlement is subject to numerous conditions, some of which are not in the control of the Company, such as approval by the Court of Chancery of the State of Delaware, and therefore is inherently uncertain.

The foregoing description of the Winston Settlement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed as
Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

As previously reported, on January 29, 1998, Milestone, along with certain of its directors, commenced a lawsuit in the United States District Court for the Southern District of New York against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") and Stonewall Surplus Lines Insurance Company ("Stonewall"). National Union had issued a directors and officers insurance and company reimbursement policy (the "National Policy") for Milestone and its directors with a limit of $2,000,000. Stonewall had issued an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") for Milestone and its directors with a limit of $2,000,000. As previously reported, pursuant to an earlier proposed settlement of the Winston Action (the "Initial Winston Settlement") which was never consummated because independent counsel for the Series A Preferred Stockholders withdrew its support of such earlier proposed settlement, Milestone would have paid approximately $2,225,000, plus plaintiff's legal fees in an amount not to exceed $650,000 and would have incurred other legal expenses. Milestone believes that the amount it and certain of its directors would have paid pursuant to the initial proposed settlement and as a result of the litigation, had such proposed settlement been consummated, would have been covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company incurred approximately $550,000 in legal fees in defending Milestone and its directors in connection with the Winston Action, which it believes is a covered loss under the National Union and Stonewall policies. National Union refused to contribute to such proposed settlement asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy). Stonewall also refused to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the initial proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the Initial Winston Settlement, Milestone, on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company has given National Union and Stonewall notice of the Winston Settlement and has provided each of them with a copy of the Winston Settlement Agreement. National Union has reviewed the Winston Settlement Agreement and has informed the Company that its basic position, denying coverage, has not changed and, therefore, it is likely that the Company will assert a claim against National Union. If Stonewall also asserts that the Winston Settlement is not a covered loss under the Stonewall Policy, it is likely that the Company would assert a claim against Stonewall. At this time, the Company is not in a position to render an opinion as to the likelihood of success of any such action if one is commenced.

If the Winston Settlement is consummated and all of the holders of shares of the Series A Preferred Stock eligible to participate in the Winston Settlement participate in such settlement, the total amount of funds necessary for Milestone to acquire such shares of Series A Preferred Stock would be approximately $9,000,000. Additional expenses of approximately $1,400,000 are anticipated to be incurred in connection with the Winston Settlement. The source of such funds necessary to effectuate the Winston Settlement would be from the Company's existing cash reserves and proceeds from the redemption of the Kranzco Series C Cumulative Redeemable Preferred Stock.

Item 5.             Other Information

Milestone's Board of Directors determined not to pay any dividends on the Series A Preferred Stock during the years ended December 31, 1996 and 1997 and during the nine months ended September 30, 1998. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

After September 30, 1995, holders of the Series A Preferred Stock, which has a liquidation preference of $10.00 per share, were no longer entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to pay a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was paid, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who are generally entitled to elect one member of the Board of Directors, became entitled to elect a second member of the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.


Item 6.       Exhibits and Reports on Form 8-K

            (a)The following exhibits are included herein:

               Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the nine month period ended September 30, 1998, and is qualified in its entirety by reference to such financial statements.

            (b)Reports on Form 8-K:

               On July 21, 1998, a Form 8-K was filed with the Commission reporting; (i) the sale of the Mountain View Mall property located in Bend, Oregon; (ii) the proposed Winston Settlement with plaintiff's counsel relating to the Winston Action and (iii) the suspension of trading of shares of the Series A Preferred Stock and Common Stock by the New York Stock Exchange.

               On October 16, 1998, a Form 8-K was filed with the Commission reporting the sale of the South Williamson property located in South Williamson, Kentucky.

               On November 4, 1998, a Form 8-K was filed with the Commission reporting changes in the Company's certifying accountant.

                                                           SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                        MILESTONE PROPERTIES, INC.
                              (Registrant)





Date: November 16, 1998                    By  /s/ Robert A. Mandor
                                           -------------------------------------
                                           Robert A. Mandor
                                           President and Chief Financial Officer


Date: November 16, 1998                    By  /s/ Patrick S. Kirse
                                           -------------------------------------
                                           Patrick S. Kirse
                                           Vice President of Accounting
                                           (Principal Accounting Officer)