Form 10-K
period 1998-12-31
MILESTONE PROPERTIES INC
filed 1999-03-30
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended                           December 31, 1998

                                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                                         to

      Commission file number    1-10641

                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                            65-0158204
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                33432
---------------------------------------------------      ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (561) 394 - 9533
                                                        ----------------------

       Securities Registered under Section 12(b) of the Exchange Act: None

         Securities Registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

       $.78 Convertible Series A Preferred Stock, par value $.01 per share
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by any amendment to this Form 10-K. [x]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked price on March 12, 1999, was approximately $1.25 for the Common Stock and $2.82 for the $.78 Convertible Series A Preferred Stock.

       As of March 12, 1999, 4,943,633 shares of the Registrant's Common Stock were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Location in Form 10-K in Which
   Document                                           Document is Incorporated

 Registrant's 1999 Proxy Statement to be filed                 Part III
with the Commission no later than April 30, 1999

                                TABLE OF CONTENTS


                                                      PART I


Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.        Description of Property . . . . . . . . . . . . . . . . . .14
Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . .18
Item 4.        Submission of Matters to a Vote of Security Holders . . . .19


                                                      PART II

Item 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . .20
Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . . .22
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations . .. . . . . . . . . . 23
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk 31
Item 8.        Financial Statements and Supplementary Disclosure . . . . .31
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . .31


                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant . . . . 32
Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . 32
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . 32
Item 13.       Certain Relationships and Related Transactions . . . . . . 32


                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .33


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

                                                      PART I

This Annual Report on Form 10-K for the year ended December 31, 1998 filed by Milestone Properties, Inc. ("Milestone") contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways;
(vii) environmental and safety conditions and hazards; (viii) the adequacy of Year 2000 compliance measures; and (ix) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

Item 1.        Business.

Introduction

         Milestone Properties, Inc., directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Milestone, together with its subsidiaries, is hereinafter referred to as the "Company." The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 25 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. The Properties include shopping centers, strip malls and single tenant properties and have an aggregate gross leasable area ("GLA") of 2,218,645 square feet, of which 435,386 square feet are in the Fee Properties and 1,783,259 square feet are in the Underlying Properties. Additional information regarding the Properties is set forth in Table 1. Summary of Properties and Underlying Debt located in Item
2. Description of Property of this Report.

         The Company's objectives are to realize upon, maintain and improve the value of its real estate holdings and to generate cash flow. To accomplish these objectives, the Company may (i) continue to manage the Properties, (ii) acquire additional commercial properties to develop and/or hold for investment, (iii) expand, improve or redevelop the Properties or properties owned by affiliates of the Company or third parties through the acquisition and development of adjacent parcels, (iv) engage in management services for affiliates of the Company and/or others, (v) invest in real estate backed or related securities, (vi) acquire related businesses and/or (vii) engage in such other activities or businesses as are consistent with the Company's overall objectives. In connection with its activities, the Company may also consider selling one or more of its Fee Properties and/or financing or refinancing one or more of the Properties or additional properties acquired by the Company in order to fund its business activities. In addition, the Company may enter into joint ventures and/or similar arrangements with developers or owners of shopping centers or other commercial properties. These ventures may take the form of joint ownership, participation in general or limited partnerships, or other forms of investment, and may provide for the payment of preferential distributions, guaranteed returns and/or fees for services. The Company may also make secured real estate mortgage loans, including mortgages junior to institutional or other indebtedness, in connection with the acquisition, development, redevelopment or improvement of properties, either to affiliated or unaffiliated parties.

         The Company's business is operated as a single segment for financial reporting purposes. For financial information regarding the Company for the fiscal years ended December 31, 1998, 1997 and 1996, see the Consolidated Financial Statements of the Company and the notes thereto in Part IV, Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K of this Report.

Background

         Milestone was incorporated on November 30, 1989 under the laws of the State of Delaware. On December 18, 1990, Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into Milestone (the "Merger"). In the Merger, Milestone succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock, par value $.01 per share (the "Common Stock") and of Milestone's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock").

         In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc., a New York corporation ("Concord"), pursuant to which the Company acquired (the "Acquisition"), for approximately $700,000 in cash and 2,545,000 shares of Common Stock, certain of the Fee Properties and certain other properties acquired in fee (which other properties have since been sold) and certain of the Wrap Debt and certain other wraparound notes and wraparound mortgages (together, the "Satisfied Wrap Debt") which have been paid as a result of the sale of the properties securing the Satisfied Wrap Debt by the owner of the properties. As a result, the Company realized its interests in the Satisfied Wrap Debt. Concord is owned by two directors and executive officers of Milestone. The directors and executive officers of Concord are also directors and executive officers of Milestone. Currently, Concord and its affiliates beneficially own approximately 70% of the Common Stock and approximately 28% of the Series A Preferred Stock.

         At the close of business on March 5, 1999, Milestone canceled and retired 2,983,284 shares of its Series A Preferred Stock, representing greater than 99% of the then outstanding shares of Series A Preferred Stock, pursuant to the terms of a court approved settlement of a purported class action and derivative lawsuit brought against Milestone, certain of its past and present members of its Board of Directors and executive officers, and Concord in connection with the Acquisition. See Item 3. Legal Proceedings, for a description of the court approved settlement of the purported class action and derivative lawsuit.

The Wrap Debt

         Certain material terms generally appearing in the Wraparound Notes and Wraparound Mortgages are described below. Since the provisions of the Wraparound Notes and Wraparound Mortgages are complex and extensive, and provisions vary among the Wraparound Notes and Wraparound Mortgages, no attempt has been made to describe in detail or to summarize all provisions of the Wraparound Notes and Wraparound Mortgages.

         The Wrap Debt was issued to affiliates of Concord by certain limited partnerships (the "Partnerships") sponsored by Concord. Such affiliates of Concord were formed for the purposes of (i) acquiring the Underlying Properties,
(ii) selling such properties to the Partnerships in exchange for cash and the Wrap Debt and (iii) leasing the Underlying Properties back from the Partnerships pursuant to master leases (the "Master Leases"). The payment of the Wrap Debt is secured by the Underlying Properties. Certain directors and officers of the Company are also directors, officers and controlling stockholders of the general partner of each of the Partnerships (the "General Partners"). In October 1995, as part of the Acquisition, the Company acquired certain of the Wrap Debt and became the lessee under the Master Leases.

         As the holder of the Wrap Debt, the Company is required to satisfy the obligations under notes and mortgages held by lenders (typically banks or other commercial lenders) on each Underlying Property with a priority senior to that of the Company, including, without limitation, debt owed to the prior owner of such property under any purchase money notes issued by the Partnerships which own the respective Underlying Property in connection with the acquisitions of such respective Underlying Property (all such senior indebtedness being referred to herein collectively as the "Underlying Debt"). The Partnerships are obligated to the Company for the Wrap Debt which wraps around and includes the obligation to pay the Underlying Debt, and is secured by a mortgage on the Underlying Property. The Wrap Debt is in a second priority position behind the Underlying Debt and, in some instances, may be in a third priority position overall, behind a bank or commercial lender and a seller or other second priority lender.

         A description of the current balances, interest rates, monthly payments of principal and interest, prepayment provisions, maturity dates and amount of any balloon payments with respect to the Underlying Debt is set forth in Table 1 in Item 2. Description of Property.

         The Wraparound Notes

         The Company is the holder of 40 Wraparound Notes relating to the Underlying Properties. The maturity dates of the Wraparound Notes ranged from 1998 to 2016. A discussion regarding a Wraparound Note which matured in 1998 and the Wraparound Notes which are due to mature in 1999 is included at the end of the section entitled Wraparound Mortgages. Each of the Wraparound Notes is a non-recourse obligation of the issuing Partnership and includes the obligation to satisfy the Underlying Debt for the corresponding Underlying Property. The Underlying Debt associated with an Underlying Property in some instances consists of multiple notes and mortgages which may have different priorities in relation to one another, but all of which are superior in right to the Wraparound Note and the Wraparound Mortgage relating to such Underlying Property. A Wraparound Note may be prepaid by the Partnership issuing such note by (i) the payment of the excess of (a) the outstanding balance of such Wraparound Note, including accrued interest and any discount element over (b) the then aggregate outstanding balance, including accrued interest, of the Underlying Debt associated with the particular Underlying Property, and (ii) the assumption of the borrower's obligations pursuant to the Underlying Debt associated with the particular Underlying Property. The wraparound mortgagor's (i.e., the Partnership owning the Underlying Property) source of debt service payments on the Wraparound Note is the rent it receives as lessor under the Master Leases. Additionally, any percentage rent payable to the Partnership pursuant to a Master Lease will be paid to the Company as the holder of the Wraparound Note on the relevant Underlying Property as partial prepayment under such Wraparound Note.

         A description of the current balances, interest rates, annual debt service, maturity dates and amounts of any balloon payments with respect to the Wraparound Notes is set forth in Table 2 in Item 2. Description of Property.

         The Wraparound Mortgages

         The Company is the holder of 40 Wraparound Mortgages relating to the Underlying Properties. The maturity dates of the Wraparound Mortgages ranged from 1998 to 2016. A discussion regarding a Wraparound Mortgage which matured in 1998 and the Wraparound Mortgages which are due to mature in 1999 is included at the end of this section. The Wraparound Mortgages provide that the Company, as the wraparound mortgagee, will pay, or cause to be paid, on a non-recourse basis, all payments required by the Underlying Debt so long as the wraparound mortgagor (i.e., the Partnership that owns the related Underlying Property) makes all payments under the Wraparound Notes to the Company. If the Company fails to make any payment required to be made by it within 30 days after the due date of such payment, the wraparound mortgagor may make such payment and deduct the amount of such payment from the next succeeding payments required to be made under the Wraparound Note. The Partnerships, as wraparound mortgagors, are obligated under the terms of the Wraparound Mortgages not to perform any act which would constitute a breach of the underlying mortgage(s) securing the applicable Underlying Debt.

         The Wraparound Mortgages provide that the Partnership, as wraparound mortgagor of each Underlying Property, will maintain all buildings, equipment and other improvements on the related Underlying Property. In the event that the buildings and any other improvements are damaged or destroyed, in whole or in part, or in the event of a taking of a portion of the premises under the power of eminent domain, the wraparound mortgagor is required to restore the same as nearly as possible to the condition they were in immediately prior to the casualty or taking. Insurance proceeds and condemnation awards will be made available, subject to the wraparound mortgagee's control and subject to the rights of the holders of the underlying mortgages, to the extent necessary to comply with the foregoing. The wraparound mortgagor is required to maintain property, casualty and public liability insurance on each Underlying Property and cannot remove improvements or fixtures or structurally alter any building.

         Pursuant to the terms of the Wraparound Mortgages, the outstanding balance of each corresponding Wraparound Note becomes due and payable upon the occurrence of certain specified events, subject to grace periods and cure rights, including, without limitation, (i) the failure of the wraparound mortgagor to make any payment or perform any covenant required under the related Wraparound Mortgage, (ii) the commencement of any action or proceeding to foreclose any lien senior to the lien created by such Wraparound Mortgage and
(iii) the Partnerships, as wraparound mortgagors, becoming the debtor in a bankruptcy or insolvency proceeding. In addition, after any default by the wraparound mortgagor under a Wraparound Mortgage, the Company, as the wraparound mortgagee, may exercise certain rights of the wraparound mortgagor with respect to the management of the related Underlying Property.

         The Company, as the wraparound mortgagee, has the right to refinance, restructure, alter, increase, renew or rearrange the Underlying Debt subject to certain terms and conditions, including, without limitation, that (i) the refinanced portion of the Underlying Debt cannot increase the obligations of the wraparound mortgagor, except in certain limited circumstances and (ii) the rents payable on the Underlying Properties pursuant to the operating leases (the "Operating Leases") on the related Underlying Properties should reasonably be expected to satisfy the debt service obligations on the refinanced portion of the Underlying Debt. The wraparound mortgagor is required to cooperate in the execution of documents necessary to effectuate the refinancing, so long as it is not required to become obligated thereon.

         On December 31, 1998, the Wraparound Note on the Underlying Property located in Quincy, Illinois (the "Quincy Property") matured. The face amount of the Wraparound Note on the Quincy Property is approximately $4,904,000, such amount is net of the 1998 principal payment of $728,919 which was paid in January 1999. The Company, as the holder of the Wraparound Note on the Quincy Property, is currently seeking payment from the Partnership that issued such Wraparound Note. On March 1, 1999, the mortgagor of the Underlying Debt on the Quincy Property sent a demand letter seeking to collect the outstanding balance of approximately $2,910,000 of the Underlying Debt which had matured in July 1998. In accordance with the terms of the wraparound mortgages, the Underlying Debt on the Quincy Property must be satisfied prior to the Company receiving payment from the Partnership on the Wraparound Note on the Quincy Property. See the discussion regarding the Quincy Property in the section entitled Master Leases herein.

         The maturity dates of the remaining 39 Wraparound Notes and Wraparound Mortgages range from December 1999 to December 2016, of which 17 Wraparound
Notes and Wraparound Mortgages are due to mature on December 31, 1999 (the "Maturing Wrap Debt"). The Company, as the holder of the Maturing Wrap Debt, will seek payment from the applicable Partnership of the respective Maturing Wrap Debt issued by such Partnership. In order for each such Partnership to make such payment, one of the following events may occur: (i) the Partnership may sell the Underlying Property securing the respective Maturing Wrap Debt, (ii) the Company, as the holder of the Maturing Wrap Debt, may obtain ownership of the Underlying Property securing the Maturing Wrap Debt in lieu of payment on the Maturing Wrap Debt via foreclosure sale or (iii) the Company may extend the Maturing Wrap Debt to a future maturity date upon terms to be determined at that time.


The Master Leases

         Certain material terms generally appearing in the Master Leases are described below. Since the provisions of the Master Leases are complex and extensive, and provisions vary among the Master Leases, no attempt has been made to describe in detail or to summarize all provisions of the Master Leases.

         The Company is the master lessee under 25 individual leases on each of the Underlying Properties. The expiration dates of the Master Leases ranged from 1998 to 2016. A discussion regarding the Master Leases which expired in 1998 and the Master Leases which are due to expire in 1999 is included at the end of this section. As the master lessee, the Company leases an entire Underlying Property (i.e., a shopping center or single tenant commercial property) from the owner of such Underlying Property and re-leases it under Operating Leases to the tenant(s) who occupy such property.

         The Master Leases were initially entered into by affiliates of Concord, as tenants, and the Partnerships, as landlords, and are coterminous with the Wraparound Notes and Wraparound Mortgages. The rent payable by the Company under each Master Lease for an Underlying Property is approximately the same amount as the debt service due under each Wraparound Note for such Underlying Property. The Company is both the holder of each Wrap Debt and the lessee under the Master Leases relating to the Underlying Properties. Prior to the Acquisition, certain of Concord's affiliates, as tenants, and certain of the Partnerships, as lessors, amended the applicable Master Leases pursuant to which, among other things, the rent payable under such Master Leases was reduced by the amount of the fees, if any, payable by the lessor to the General Partner. As the master lessee and the wraparound mortgagee, the Company collects the rents under the Operating Leases and applies such amounts to the operating expenses of the Underlying Property and the payment of the Underlying Debt. The obligations of the Company as master lessee under the Master Leases are guaranteed by Concord. Such guaranty was not affected by the transfer and assignment of the master lessee interest in the Master Leases to the Company pursuant to the Acquisition, and the Company is not obligated to indemnify Concord with respect to such guaranty. The Master Leases are subject and subordinate to the Underlying Debt.

         As between the Company, as lessor, and the operating tenants, as lessees, the tenants are generally responsible for payment of rents to the Company and, in some instances, for all or a portion of their pro rata share of operating expenses and, to a lesser extent, for the maintenance and repair of the Underlying Property.

         Pursuant to the Master Leases, the Company, as master lessee, (i) pays a fixed base rent to the applicable Partnership, as master lessor, (ii) is entitled to receive the revenues payable under the Operating Leases and (iii) is responsible for operating the Underlying Property. The Company is also obligated to pay percentage rent to the Partnership equal to certain percentages of net operating income in excess of certain threshold amounts, which are subject to adjustment.

         Each Partnership, as master lessor under the Master Leases, is responsible for the maintenance, repair and replacement of the physical property when necessary. The Company, as master lessee, can cause the Partnership, as master lessor, subject to certain limitations, to borrow additional amounts on a wraparound basis to finance improvements to the related Underlying Property.

         Pursuant to each Master Lease, the Company, as master lessee, is responsible for compliance with all applicable laws and regulations and is required to keep the Underlying Property insured at certain minimum levels for certain specified losses. The Company's management believes that the Properties are adequately insured. The Master Leases also have termination and assignment provisions.

         The Underlying Debt on the Quincy Property came due in July 1998. Beginning July 1998, the mortgagor on the Underlying Debt did not demand payment while the Partnership, which owns the Quincy Property, attempted to sell the Quincy Property. Although the Underlying Debt on the Quincy Property has not been satisfied, regular monthly debt payments have been made by the Company through March 1999. On March 1, 1999, the mortgagor of the Underlying Debt sent a demand letter seeking to collect the outstanding balance of the Underlying Debt of approximately $2,910,000. Previously, on December 31, 1998, the Master Lease on the Quincy Property expired. As a result of such Master Lease expiration, the Company, as the tenant under such Master Lease, assigned all of its rights, title and interests in the Quincy Property to Quincy Plaza Associates, the landlord under such Master Lease and Quincy Plaza Associates assumed all of the Company's related obligations under such Master Leases.

     On December 31, 1998, the Master Lease on the property located in Natchez, Mississippi (the "Natchez Property") expired. As a result of such Master Lease expiration, the Company, as the tenant under such Master Lease, assigned all of its rights, title and interests in the Natchez Property to Quincy II Plaza Associates, the landlord under such Master Lease and Quincy II Plaza Associates assumed all of the Company's related obligations under such Master Lease.

         The expiration dates of the remaining 23 Master Leases range from December 1999 to December 2016, of which 15 Master Leases are due to expire on December 31, 1999 (the "Expiring Master Leases"). As a result of the Expiring Master Leases, the Company, as the tenant under such Expiring Master Leases, may
(i) assign all of its rights, title and interests in the Underlying Properties subject to the respective Expiring Master Leases to the applicable Partnership that is the landlord under the Expiring Master Leases and such Partnership may assume all of the Company's related obligations under the respective Expiring Master Leases or (ii) may extend such Expiring Master Leases based upon terms to be determined at that time.

         The amount of annual rents due with respect to each Master Lease and the termination dates thereof are set forth in Table 2 in Item 2. Description of Property.

Acquisition and Disposition of Real Estate and Real Estate Related Assets

         On November 10, 1998, the Company completed the purchase of Lincoln Park, a 46,190 square strip mall located in Davie, Florida (Broward
County), from an unrelated third party for $3,840,000. In connection with the purchase, the Company obtained a $3,219,000 first mortgage loan which bears interest at a rate of 7.58% per annum. Such first mortgage requires monthly principal and interest payments of $22,684 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,854,000 due November 1, 2008. The strip mall is currently 97% occupied by local tenants who are subject to Operating Leases ranging from one to five years with various renewal options.

         On October 27, 1998, the Company completed the purchase of Pine Crest Square, a 40,408 square foot strip mall located in Fort Lauderdale, Florida (Broward County), from an unrelated third party for $3,200,000. In connection with the purchase, the Company obtained a $2,400,000 first mortgage loan which bears interest at a rate of 7.0% per annum. Such first mortgage requires monthly principal and interest payments of $15,967 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,063,000 due November 11, 2008. The strip mall is currently 97% occupied by local tenants subject to Operating Leases ranging from one to 19 years with various renewal options.

         On October 13, 1998, the Company completed the purchase of Mandarin Central, a 63,346 square foot strip mall located in Jacksonville, Florida (Duval County), from an unrelated third party for $4,650,000. In connection with the purchase, the Company obtained a $3,950,000 first mortgage loan which bears interest at a rate of 8.0% per annum. Such first mortgage requires monthly principal and interest payments of $28,984 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $3,542,000 due October 1, 2008. The strip mall is currently 93% occupied by local tenants subject to Operating Leases ranging from one to 16 years with various renewal options.

         On October 1, 1998, a wraparound note held by the Company on a 285,655 square foot shopping center property located in South Williamson, Kentucky (the "South Williamson Property") was paid as a result of the sale of the South Williamson Property by its owner, an affiliate of the Company (i.e., the Partnership that owned the South Williamson Property), to an unrelated third party. In connection with the sale of the South Williamson Property, the Company, as the master lessee on a Master Lease on the South Williamson Property, canceled such Master Lease. The negotiated sale price of the South Williamson Property was approximately $14,874,000 which included acquiring the property subject to the $14,773,655 remaining balance of the underlying mortgage debt on the South Williamson Property (which represented approximately 21% of Company's total liabilities at such time). The wraparound note on the South Williamson Property represented approximately 13% of the Company's total assets at such time. As a result of the sale of the South Williamson Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized approximately $100,000 in cash and a book gain of approximately $4,197,000.

         On September 21, 1998, a wraparound note held by the Company on a 35,496 square foot shopping center property located in Vestivia Hills, Alabama (the "Vestivia Hills Property"), was paid as a result of the sale of the Vestivia Hills Property by its owner, an affiliate of the Company (i.e., the Partnership that owned the Vestivia Hills Property), to an unrelated third party. In connection with the sale of the Vestivia Hills Property, the Company, as the master lessee on a Master Lease on the Vestivia Hills Property, canceled such Master Lease. The negotiated sale price of the Vestivia Hills Property was approximately $1,640,000. Of the gross proceeds, $722,638 was used to satisfy the underlying mortgage debt on the Vestivia Hills Property (which represented approximately 1% of the Company's total liabilities at such time). The wraparound note on the Vestivia Hills Property represented approximately 3% of the Company's total assets at such time. As a result of the sale of the Vestivia Hills Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $875,000 and a book gain of approximately $338,000.

         On September 11, 1998, the Company completed the purchase of Country Grove Plaza, a 16,642 square foot strip mall located in West Palm Beach, Florida (Palm Beach County), from an unrelated third party for $1,100,000. In connection with the purchase, the Company obtained a $880,000 first mortgage loan which bears interest at a rate of 7.51% per annum. Such first mortgage requires monthly principal and interest payments of $6,159 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $780,150 due September 1, 2008. The strip mall is currently 93% occupied by local tenants subject to Operating Leases ranging from one to 13 years with various renewal options.

         On July 15, 1998, the Company completed the purchase of Teeca Plaza, a 22,589 square foot strip mall located in Boca Raton, Florida (Palm Beach County), from an unrelated third party for $2,075,000. In connection with the purchase, the Company obtained a $1,800,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $12,450 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,591,000 due July 1, 2008. The strip mall is currently 100% occupied by local tenants subject to Operating Leases ranging from three to 26 years with various renewal options.

         On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated third party for approximately $17,750,000. The Company realized net cash proceeds from the sale of approximately $319,200 after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities at such time) and used a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately
$16,482,000. As a result of the sale, the Company realized a book gain of approximately $947,000.

         On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot strip mall located in Orange Park, Florida (Clay County), from an unrelated third party for $1,500,000. In connection with the purchase, the Company obtained a $1,300,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,147,600 due April 1, 2008. The strip mall is currently 90% occupied by local tenants subject to Operating Leases ranging from two to six years with various renewal options.

         On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot strip mall located in Jacksonville, Florida (Duval County), from an unrelated third party for $2,150,000. In connection with the purchase, the Company obtained a $1,840,000 first mortgage loan which bears interest at a rate of 7.87% per annum. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,643,700 due May 1, 2008. The strip mall is currently 72% occupied by local tenants subject to Operating Leases ranging from two to nine years with various renewal options.

     On February 9, 1998, a wraparound note held by the Company on a 128,864 square foot shopping center property located in Chili, New York (the "Chili Property"), was assigned to an unrelated third party for $75,000. The Company, as the master lessee on a Master Lease on the Chili Property, terminated such Master Lease on April 30, 1996. The assignment of the wraparound note relieved the Company of its responsibility to make any payments on the underlying mortgage debt on the Chili Property. As a result of the assignment of the wraparound note on the Chili Property and the relief of the Company's obligation to make payment on the underlying mortgage debt, the Company realized net cash proceeds of approximately $75,000 and a book gain of approximately $82,000.

     During 1998, an agreement, (the "SGSC Agreement") was in effect between the Company and certain of its affiliates, on one hand, and Societe Generale Securities Corporation ("SGSC") on the other hand, pursuant to which the Company and some affiliates had retained SGSC to act as financial advisor in connection with a transaction involving the sale of a number of shopping center properties owned by such affiliates and two retail properties owned by the Company. The SGSC Agreement was terminated by the Company and certain of its affiliates, via written notice on March 29, 1999. Pursuant to the terms of the SGSC Agreement upon certain dispositions of the properties covered by the SGSC Agreement prior to March 29, 2000, to persons or entities to whom SGSC had shown such properties, the Company and or such affiliates would be obligated to pay SGSC a fee based on the sales price of such properties.

         From time to time the Company sells, or may take action to sell, certain real estate assets which it does not believe to be material to the overall business or financial condition of the Company.

Effects of Settlement

         As a result of, and in connection with, the settlement of the Winston Actions, the Company expects to disburse cash of approximately $10.5 million, including payments of the settlement consideration to Series A Preferred
Stockholders, fees of the plaintiff's and defendant's lawyers, court and Securities and Exchange Commission filing fees, printing costs and other expenses. Although the expected expenditures of such funds represents a substantial amount of the Company's cash reserves, the Company believes that it would have sufficient cash to continue operating in the ordinary course of business. The Company, however, is considering whether to, and ways it could raise cash to make additional investments in suitable real estate properties. If the Company determines to raise additional funds, it may decide to do so through a public or private sale of debt or equity securities, by conducting rights offerings, by selling or realizing on assets (including, but not limited to, sales of its properties and interest in the Wrap Debt), through corporate borrowings, or by other means. The Company does not currently have any plans with respect to, and may never decide to do, any of the foregoing. In addition, the Company has no current understandings or arrangements with respect to purchasing additional properties.

         See Item 3. Legal Proceedings for a description of the settlement of a purported class action and derivative lawsuit and see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a description of the potential rights offering.

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

Real Estate Revenue

         For the years ended December 31, 1998, 1997 and 1996, no tenant at any individual property accounted for more than 10% of the Company's total revenue. However, the total revenue from K- Mart Corporation's nine leases with the Company accounted for approximately 29%, 32% and 30%, respectively, of the Company's aggregate rent revenue.

Potential Environmental Risks

         Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell or rent a property, or to borrow using a property as collateral may be adversely affected by the presence of these substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company, has not incurred any costs of removal or remediation of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any environmental conditions at any of the properties that it owns or in which it has an investment.

Competition

         Any rental property that the Company currently owns or that the Company purchases in the future (whether retail, office, industrial or residential) may have competition from similar properties in the vicinity in which such property is located, some which may be substantial. Such competition will generally be for the retention of existing tenants and for new tenants upon space becoming vacant. The Company believes that the profitability of each of its properties is based, in part, upon such properties' geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Company also believes that general economic circumstances and trends may affect the operation and competitiveness of the property.

         Numerous other developers, managers and owners of real estate compete with the Company for management and leasing revenues, land for development, properties for acquisition and tenants for properties, many of which may have greater financial and other resources than the Company and may have operating development experience greater than the Company's. In addition, retailers at the operating properties face increasing competition from outlet malls, mail order catalogues, discount shopping clubs, direct mail and telemarketing operations. The development of competing properties and renovations and expansions of existing competing properties could negatively affect the Company by encouraging shoppers to make their purchases at the newer, expanded or renovated competing center, attracting more popular tenants or luring tenants away from the competing operating property. Increased competition could materially and adversely affect the Company's revenues.

Employees

         The Company currently employs 23 people, five of whom are officers. The Company is party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord properties and provides certain personnel and office space and general office services to Concord and for which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. Except for services provided by certain employees to Concord pursuant to the Management Agreement, all of the employees are employed on a full time basis to provide services to the Company.

Impact of Year 2000

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the Company's Year 2000 compliance programs and information systems modifications.

Item 2.        Description of Property.

         The Company's executive offices are located at 150 E. Palmetto Park Road, 4th Floor, Boca Raton, Florida, 33432 where it leases approximately 8,000 square feet of office space.

         The Company is engaged in the ownership and operation of 35 commercial real estate properties consisting of shopping centers, strip malls and free standing department stores. The following tables describe and summarize certain data for each such property. See also Item 1. Business, for a description of additional terms relating to the Properties and the Company's investment policies.

         Table 1.    Summary of Properties and Underlying Debt.

         Table 2.    Summary of Wraparound Notes.

Table 1. Summary of Properties and Underlying Debt


                                                                                                        Monthly
                                                                            Underlying   Interest     Payments of
                                                      GLA      Occupancy      Debt at      Rate       Principal &
Location             Property                       (Sq Ft)     Rate (%)     12/31/98       (%)        Interest
===================  ============================  =========  ============ ============= ========= =================
Deland, FL           Deland Plaza   (1), (6)          68,337           100   $   837,341     8.875         $  14,016
Rochester, NY        Ridgemont Plaza   (1), (6)       84,181           100     1,067,839     9.250            15,992
Pascagoula, MS       Gulf Coast Plaza   (4)          125,803            79             0       n/a               n/a
Janesville, WI       Blackhawk Village (4)            88,500            86       907,113      9.00            14,060
                                                                                 110,151      9.00             1,529
Marietta, OH         Kmart Corporation   (1), (6)     87,543           100     1,900,000    5.75 -               (3)
                                                                                              6.70
Mt. Pleasant, PA     Kmart Corporation   (1), (6)     83,552           100     1,275,000    6.50 -               (3)
                                                                                              6.80
No. Canton, OH       Kmart Corporation   (1), (6)     84,181           100     2,048,714      9.00            21,669
Owensboro, KY        Kmart Corporation   (1), (6)     68,337           100     1,520,000    6.50 -               (3)
                                                                                              6.80
Quincy, IL           Harrison Street Plaza   (4)     149,954            99     2,910,061      7.75            27,912
Natchez, MS          Morgantown Plaza (4)             92,646           100     2,190,454      7.59            15,519

Streetsboro, OH      Kmart Corporation    (1), (6)    84,800           100     1,285,000    6.35 -               (3)
                                                                                              6.70
Dubois, PA           Sandy Plaza   (1), (4)           34,019           100     1,395,000      7.00               (3)

Franklin Township,   Franklin Plaza   (1), (4)        31,170           100     1,385,000      6.00               (3)
PA
Clarksville, TN      Kmart Corporation   (1), (6)     88,100           100     1,450,000    6.00 -               (3)
                                                                                              6.80
Montgomery, AL       Chisolm Shopping Center (4)      39,075           100     1,212,842      8.75            14,500
Paris, TN            Paris Plaza (4)                 102,453            98       562,491     13.50             8,859
                                                                                 355,949      9.25             8,467
Savannah, TN         Savannah Plaza (4)               46,400           100       273,224      9.50             6,612
-------------------  ----------------------------  ---------  ------------ ------------- --------- -----------------


Table continues and footnotes appear on the following page.
                                                            16

                                                                   Balance at
                                                                    Maturity
                                                    Maturity      (Assuming no
Location            Prepayment Provision              Date        Prepayment)
=================== ============================== ===========  ================
Deland, FL          1% premium                          4/1/03         $ 343,437
Rochester, NY       1% premium                          1/1/02           747,266
Pascagoula, MS      n/a                                    n/a               n/a
Janesville, WI      none                               7/31/02           540,492
                    none                                8/1/07                 0
Marietta, OH        None until 2002; then 3%           3/15/07                 0
                    declining 1% annually to par
Mt. Pleasant, PA    None until 2001; then 3%            5/1/07            76,197
                    declining 1% annually to par
No. Canton, OH      Pre-payable at a discount          9/30/12                 0
Owensboro, KY       None until 2001; then 3%           12/1/07                 0
                    declining 1% annually to par
Quincy, IL          Pre-payable at par                  7/1/98         2,992,016
Natchez, MS         None until 2004; then 1%            5/1/08         1,951,900
                    premium
Streetsboro, OH     None until 2001; then 3%           12/1/06                 0
                    declining 1% annually to par
Dubois, PA          None until 2004; then 3%           12/1/06                 0
                    declining 1% annually
Franklin Township,  None until 2004; then 3%          12/15/07                 0
PA                  declining 1% annually
Clarksville, TN     None until 2002; then 3%           10/1/06                 0
                    declining 0.5% annually to par
Montgomery, AL      2% premium                          4/1/07           396,073
Paris, TN           1% premium                          4/1/08                 0
                    Pre-payable at par                  7/1/03                 0
Savannah, TN        none                               1/31/03                 0
                    ------------------------------ -----------  ----------------

Table continues and footnotes appear on the following page.


                                                                                                        Monthly
                                                                            Underlying   Interest     Payments of
                                                      GLA      Occupancy      Debt at      Rate       Principal &
Location             Property                       (Sq Ft)     Rate (%)     12/31/98       (%)        Interest
===================  ============================  =========  ============ ============= ========= =================
Danville, IL         Holiday Square (4)               50,978           100       402,275     9.625             9,663
Warsaw, VA           Richmond Plaza   (1), (6)        43,200           100       786,975    13.125            11,373

Southwick, MA        Greenwood Plaza   (1), (6)       45,000           100       763,629     11.50  9,857 in advance
Walpole, NH          Kendiana Plaza   (1) , (6)       32,400           100       763,629     11.50  9,857 in advance
Baton Rouge, LA      Capitol Heights (4)              52,700           100     1,902,433     12.00            33,583
Sunrise, FL          Pine Oak Plaza   (2), (5)        16,994           100     1,155,466      7.48             8,095
Jacksonville, FL     Regency Walk   (2), (5)          34,436            92     1,832,595      7.87            13,335
Orange Park, FL      Orange Park   (2), (5)           21,509            95     1,294,056      7.39             8,992
Boca Raton, FL       Teeca Plaza   (2), (5)           22,589            97     1,795,235      7.39            12,450
W. Palm Beach, FL    Country Grove Plaza   (2), (5)   16,642            96       878,877      7.51             6,159
Jacksonville, FL     Mandarin Central   (2), (5)      63,346            99     3,947,350      8.00            28,984
Ft. Lauderdale, FL   Pine Crest   (2), (5)            40,408            97     2,398,033      7.00            15,967
Davie, FL            Lincoln Park   (2), (5)          46,190            97     3,219,000      7.58            22,684
Palatka, FL          Walmart Corporation   (1), (6)   91,840           100     1,129,963     12.00            17,247
Columbus, NE         Cottonwood Plaza   (1), (6)      64,890           100     1,316,675     12.00            17,201
                                                                                  61,528      9.50               697
Hamilton, NY         Alexander Plaza   (1), (6)       43,200           100       792,415    13.125            11,373

Zanesville, OH       Sunrise Shopping Center  (2),   130,072            55       850,193      9.50            14,295
                     (4)
Blackstone, VA       Family Dollar (2), (4)           43,200            21             0       n/a               n/a
-------------------  ----------------------------  ---------  ------------ ------------- --------- -----------------

Table continues and footnotes appear on the following page.

                                                                   Balance at
                                                                    Maturity
                                                    Maturity      (Assuming no
Location            Prepayment Provision              Date        Prepayment)
=================== ============================== ===========  ================
Danville, IL        1% premium                          9/1/02            64,250
Warsaw, VA          4% in 1999, declining 1%           10/1/09                 0
                    annually to a 2% minimum
Southwick, MA       1% premium                          9/1/09                 0
Walpole, NH         1% premium                          9/1/09                 0
Baton Rouge, LA     2% premium                         12/1/05                 0
Sunrise, FL         none                                5/1/08         1,027,700
Jacksonville, FL    none                                5/1/08         1,643,700
Orange Park, FL     none                                4/1/08         1,147,600
Boca Raton, FL      none                                7/1/08         1,591,000
W. Palm Beach, FL   none                                9/1/08           780,150
Jacksonville, FL    none                               10/1/08         3,542,000
Ft. Lauderdale, FL  none                              11/11/08         2,063,000
Davie, FL           5% premium                         11/1/08         2,854,000
Palatka, FL         2% premium                         11/1/07                 0
Columbus, NE        none                                9/1/10             9,274
                    none                                7/1/11                 0
Hamilton, NY        5% in 1999 declining 1%            12/1/09                 0
                    annually to a 2% minimum
Zanesville, OH      none                               5/31/99         1,170,645

Blackstone, VA      n/a                                    n/a               n/a
------------------- ------------------------------ -----------  ----------------

(1)      Annual real estate taxes are the responsibility of the tenant.
(2)      Represents a Fee Property.
(3) Principal and interest are paid semi annually in accordance with the respective bond documents.
(4)     Represents a shopping center.
(5)     Represents a strip mall.
(6)     Represents a free standing department store.

Table 2. Summary of Wraparound Notes at December 31, 1998

                                Carrying                          Annual                         Balance at
                   Interest     Amount of     Face Amount       Payments of        Final          Maturity
                     Rate      Wraparound    of Wraparound      Principal &      Maturity       (Assuming no
    Location         (%)          Notes          Notes           Interest          Date         Prepayment)
================= ==========  ============= ================ ================= =============  ================
Deland, FL              9.70   $  1,400,000    $   1,917,696       $   207,550      12/31/99     $   1,890,301
Rochester, NY           9.70      1,469,375        1,750,529           220,906      12/31/14                 0
                       10.00        130,625          183,567                 0      12/31/14           910,735
Pascagoula, MS          9.75      1,190,217        2,035,284           246,507      12/31/16                 0
                       12.00        175,125          187,335            23,759      12/31/16           187,335
                       11.00         34,658           39,742                 0      12/31/16           285,255
                       11.00         68,428           72,328                 0      12/31/16           519,150
Janesville, WI         10.25      1,400,001        2,138,975           268,502      12/31/15                 0
                       11.00         15,000           16,584                 0      12/31/15           106,688
Marietta, OH            8.32      2,894,642        3,101,392           371,533      12/31/14                 0
                       11.00         20,000           28,548                 0      12/31/14           160,313
Mt Pleasant, PA         9.18      2,287,405        2,498,786           290,345      12/31/15                 0
                       11.00         12,626           14,478                 0      12/31/14            83,481
No Canton, OH           9.11      2,146,933        2,813,466           333,272      12/31/14                 0
                       11.00         26,575           37,589                 0      12/31/14           216,478
                       11.00         25,650           32,385                 0      12/31/14           186,725
Owensboro, KY          10.00      2,738,751        2,739,304           337,955      13/31/15                 0
                       11.00         25,410           27,217                 0      12/31/15           175,092
Quincy, IL             10.00      1,885,774        5,633,307           920,890      12/31/98         4,904,387
Natchez, MS            10.00      1,228,505        3,479,370           516,210      05/01/08         3,097,127
Streetsboro, OH         9.68      1,748,954        2,254,317           276,986      12/31/14                 0
                       11.00         21,447           29,643                 0      12/31/14           176,200
                       11.00         19,600           24,746                 0      12/01/14           142,686
                       11.00         10,000           11,345                 0      12/01/14            65,418
Sandy, PA              10.00      1,164,620        2,740,202           475,498      12/31/99         1,996,828
Franklin, PA           10.00      1,164,620        2,740,202           475,498      12/31/99         1,996,828
Clarksville, TN         9.75      1,326,879        3,379,184           554,822      12/31/99         2,497,383
Montgomery,             9.75        875,000        2,185,302           295,516      12/31/99         2,032,563
AL
Savannah, TN            9.88        430,001        1,157,445           197,500      12/31/99           993,627
Danville, IL            9.75        800,001        1,764,370           275,730      12/31/99         1,562,991
Warsaw, VA              9.75      1,017,030        1,373,947           175,974      12/31/99         1,298,565
Southwick, MA           9.75        816,275        1,368,587           196,750      12/31/99         1,248,385
Paris, TN              10.00      1,347,733        3,160,401           555,860      12/31/99         2,686,998
                       11.00         51,016           74,163                 0      12/31/99            80,814
Walpole, NH             9.75        954,564        1,368,587           196,750      12/31/99         1,248,385
Baton Rouge,            9.75      3,832,052        4,294,990           630,350      12/31/99         3,890,656
LA
Palatka, FL             9.75      1,607,290        2,288,453           407,745      12/31/99         1,921,922
                       11.00         24,650           27,687                 0      12/31/99            30,891

Columbus, NE            9.75      2,111,331        2,376,262           309,207      12/31/99         2,235,677
Hamilton, NY            9.75      1,031,024        1,435,266           210,745      12/31/99         1,300,000
----------------- ----------  ------------- ---------------- ----------------- -------------  ----------------

                                                               19
Table continues the following page.

                        Annual
                        Master         Master
                         Lease         Lease
    Location            Payment     Termination
=================    ============= ==============
Deland, FL             $   207,550       12/31/99
Rochester, NY              220,906       12/31/14
                                 0            n/a
Pascagoula, MS             270,266       12/31/17
                                 0            n/a
                                 0            n/a
                                 0            n/a
Janesville, WI             268,502       12/31/15
                                 0            n/a
Marietta, OH               371,533       12/31/14
                                 0            n/a
Mt Pleasant, PA            290,345       12/31/15
                                 0            n/a
No Canton, OH              333,272       12/31/14
                                 0            n/a
                                 0            n/a
Owensboro, KY              337,955       12/31/15
                                 0            n/a
Quincy, IL                 920,890       12/31/98
Natchez, MS                516,210       12/31/98
Streetsboro, OH            276,986       12/31/14
                                 0            n/a
                                 0            n/a
                                 0            n/a
Sandy, PA                  475,498       12/31/99
Franklin, PA               475,498       12/31/99
Clarksville, TN            554,822       12/31/99
Montgomery,                295,516       12/31/99
AL
Savannah, TN               197,500       12/31/99
Danville, IL               275,730       12/31/99
Warsaw, VA                 175,974       12/31/99
Southwick, MA              196,750       12/31/99
Paris, TN                  555,860       12/31/99
                                 0            n/a
Walpole, NH                196,750       12/31/99
Baton Rouge,               630,350       12/31/99
LA
Palatka, FL                407,745       12/31/99
                                 0            n/a

Columbus, NE               309,207       12/31/99
Hamilton, NY               210,745       12/31/99
-----------------    ------------- --------------

Item 3.        Legal Proceedings.

         During 1996 Milestone, certain past and present members of its Board of Directors, executive officers, and Concord were named as defendants in a purported class action and derivative lawsuit (the "Winston Actions") commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the actions, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself, all other Series A Preferred Stockholders and derivatively on behalf of Milestone, alleged that in connection with the Acquisition and certain related transactions (collectively, the "Transactions"), Milestone and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the properties which were not transferred to UPI in the Transfer were grossly inferior to the properties that were transferred to UPI.

         On August 5, 1998, the counsel for the named plaintiff in the Winston Actions and the counsel for the defendants entered into a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") which memorialized the terms of a settlement (the "Winston Settlement") of the Winston Actions. On January 28, 1999, the Delaware Court approved the Winston Settlement Agreement, which approval became final effective as of the close of business on March 5, 1999. At such time, (i) the shares of Series A Preferred Stock owned by each Series A Preferred Stockholder who was eligible to participate in the Winston Settlement and who did not properly opt out of the Winston Settlement and who owned shares of Series A Preferred Stock as of the close of business on March 5, 1999 were canceled and represented only the right of such Series A Preferred Stockholder to receive $3.00 in cash from the Company in exchange for each such share; (ii) the holders of shares of the Series A Preferred Stock between October 23, 1995 and the close of business on March 5, 1999, other than Series A Preferred Stockholders who properly opted out of the Winston Settlement Agreement or who were precluded from participating in the Winston Settlement, released any and all claims they may have had against the Company and the other named defendants in connection with the Transactions; (iii) Milestone's stockholders other than Series A Preferred Stockholders who were eligible to participate in the Winston Settlement and who properly opted out of the Winston Settlement released all derivative claims in connection with the Transactions; and (iv) the Winston Actions were dismissed. In connection with the Winston Actions, the Company retained counsel for all of the defendants (including, without limitation, Leonard S. Mandor, Robert A. Mandor, Harvey Jacobson, Gregory McMahon and Geoffrey Aaronson (each of whom is a director and/or officer of the Company)) and assumed responsibility for the payment of all legal fees incurred by such persons in connection with the Winston Actions and the Winston Settlement (subject to the insurance coverage litigation described below).

     The foregoing description of the Winston Settlement and the Winston Settlement Agreement
                                                        20
is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed by the Company with the Commission on August 14, 1998 as
Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

         The Company maintains a directors and officers insurance and company reimbursement policy (the "National Policy") issued by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") issued by Stonewall Surplus Lines Insurance Company, now known as American Dynasty Surplus Lines Insurance Company ("Stonewall"), with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National
Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. The initial complaint in the new lawsuit was served on each of National Union and Stonewall on February 12, 1999 and on March 17, 1999 the Company filed an amended complaint, which, among other things, added the other defendants to the Winston Actions as plaintiffs. National Union and Stonewall have until March 29, 1999 to answer the amended complaint. In connection with this action, the Company has retained counsel for all of the plaintiffs and is assuming responsibility for the payment of all legal fees incurred by such persons in connection with this action. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

Item 4.        Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders, through the solicitation of
                                                        21
proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                                      PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

         The Common Stock and the Series A Preferred Stock traded on the New York Stock Exchange (the "NYSE") under symbols "MPI" and "MPI PRA", respectively, from January 29, 1991 through July 3, 1998. The NYSE suspended trading in shares of the Common Stock and Series A Preferred Stock prior to the market opening on July 6, 1998 because it had determined that Milestone had fallen below certain of the NYSE's continued listing criteria relating to net income and market value of publicly held shares of the Common Stock and Series A Preferred Stock. The Company has learned that on or about July 6, 1998, a market began to be made for shares of the Common Stock and Series A Preferred Stock on the Over-The-Counter (the "OTC") Bulletin Board with the ticker symbols"MPRP"and "MPRPP", respectively. The NYSE subsequently applied to the Securities and Exchange Commission (the "Commission") to delist the Common Stock and Series A Preferred Stock and, on September 10, 1998, the Commission issued an order granting the NYSE's application to delist the Common Stock and Series A Preferred Stock. Effective as of the opening of the trading session on September 11, 1998, the Common Stock and Series A Preferred Stock were de-listed from the NYSE.

         The following tables set forth the high and low sales prices for the Common Stock and the Series A Preferred Stock, as reported on the NYSE, for each quarterly period for the 1997 fiscal year and the 1998 fiscal year (January 1, 1998 through July 3, 1998). In addition, the table also sets forth the high and low bid quotations for the Common Stock and the Series A Preferred Stock, as reported on the OTC Bulletin Board, for the period from July 6, 1998 through December 31, 1998. The high and low bid quotations for the Common Stock and Series A Preferred Stock represent prices between broker-dealers, and do not include retail mark-ups or mark-downs or any commission to the broker-dealer and may not represent actual transactions.

Common Stock                                                                     High            Low
======================================================================= =============  =============
1998
First Quarter                                                           $    1- 13/16    $       5/8
Second Quarter                                                               1- 13/16          11/16
Third Quarter
     NYSE (July 1, 1998 through July 3, 1998)                                     3/4          11/16
     OTC Bulletin Board (July 6, 1998 through September 30, 1998)              1- 1/2           7/16
Fourth Quarter                                                                    7/8            3/4
1997
First Quarter                                                                     7/8           9/16
Second Quarter                                                                   9/16           7/16
Third Quarter                                                                    9/16           7/16
Fourth Quarter                                                                  11/16            1/2



Series A Preferred Stock                                                          High            Low
======================================================================= ==============  =============
1998
First Quarter                                                             $     1- 3/4    $    1- 1/4
Second Quarter                                                                  1- 3/8        1- 5/16
Third Quarter
     NYSE (July 1, 1998 through July 3, 1998)                                   1- 1/2        1- 7/16
     OTC Bulletin Board (July 6, 1998 through September 30, 1998)               2- 1/2            7/8
Fourth Quarter                                                                  2- 1/2              2
1997
----
First Quarter                                                                      7/8            5/8
Second Quarter                                                                   11/16            1/2
Third Quarter                                                                 1-  5/16           7/16
Fourth Quarter                                                                1-  5/16       1-  3/16

         On March 12, 1999, the average bid and asked price of the Common Stock was $1.25 and the average bid and asked price of the Series A Preferred Stock was $2.82. On March 12, 1999, there were approximately 1,853 record holders of the Common Stock and six record holders of the Series A Preferred Stock.

         At the close of business on March 5, 1999, Milestone canceled and retired 2,983,284 shares of Series A Preferred Stock, representing more than 99% of the then outstanding shares of Series A Preferred Stock, pursuant to the terms of the Winston Settlement. See Item 3. Legal Proceedings for a description of the Winston Settlement.

Dividend Policy

         Common Stock

         Milestone has never declared any cash dividends on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. While there are no restrictions on Milestone's ability to declare dividends, except for the preference of the Series A Preferred Stock (discussed below), the Company anticipates that in the future earnings will be retained to finance the Company's operations. Any decision as to the future declaration of dividends on the Common Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

         Series A Preferred Stock

         Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during the years ended December 31, 1998, 1997 and 1996. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

         Since September 30, 1995, holders of the Series A Preferred Stock have not been entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board Directors' determination not to declare a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was declared, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who are otherwise entitled to elect one member of the Board of Directors, became entitled to elect a second member of the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.


Item 6.        Selected Financial Data.


   (Amounts in thousands, except per share information)

                                                             1998          1997           1996          1995           1994
================================================== ============== =============  ============= =============  =============
Total revenues                                           $ 25,515      $ 30,092       $ 33,722      $ 25,768       $ 19,404
Total expenses                                             32,693        34,244         35,843        26,261         16,951
Loss before income taxes                                  (7,178)       (4,152)        (2,121)         (493)          2,453
Provision (benefit) for income taxes                        1,253         (721)            366           317          1,161
Net (loss) income                                         (8,431)       (3,431)        (2,487)         (810)          1,292
Distributions on preferred stock                               0             0              0        (2,732)        (2,772)
                                                     ------------    ----------    -----------      --------       --------
Loss attributable to common stockholders                $ (8,431)     $ (3,431)      $ (2,487)     $ (3,542)      $ (1,480)
                                                        =========     =========      =========     =========      =========
Loss per common share                                    $ (1.99)    $   (0.82)     $   (0.65)    $   (2.13)     $   (1.28)
                                                         ========    ==========     ==========    ==========     ==========
Weighted average common shares outstanding                 4,235         4,207          3,846         1,665          1,160
                                                        =========     =========      =========     =========      ========
Total assets                                             $ 86,922     $ 112,223      $ 182,095     $ 198,413      $ 137,785
                                                         ========     =========      =========     =========      =========
Mortgages and notes payable                              $ 47,977    $   67,740     $   71,563    $   79,278     $   47,105
                                                         ========    ==========     ==========    ==========     ==========
-------------------------------------------------- -------------- -------------  ------------- -------------  -------------

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See Item 1.
Business.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing in Item 14 of this report.

         The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets.

Recent Developments

         The settlement of the Winston Actions became effective at the close of business on March 5, 1999. At such time, pursuant to the terms of the Winston Settlement, Milestone canceled and retired 2,983,284 shares of Series A Preferred Stock, representing more than 99% of the then outstanding shares of Series A Preferred Stock. See Item 3. Legal Proceedings for a description of the Winston Settlement and Liquidity and Capital Resources within this section for a discussion of the costs associated with the Winston Settlement.

         Effective as of the opening of the trading session on September 10, 1998, the Common Stock and Series A Preferred Stock were delisted from the NYSE. See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Acquisition and Disposition of Real Estate and Real Estate Related Assets

         During 1998, the Company purchased, as fee owner, seven commercial real estate properties located in the state of Florida for approximately $18,500,000 (the "Purchases"). In connection with the Purchases, the Company obtained approximately $15,400,000 of first mortgage loans which bear interest at rates ranging from 7.0% to 8.0%. The properties acquired in the Purchases represent approximately 56% of the GLA of the Fee Properties.

     During 1998, approximately $14,800,000 of wraparound notes held by the Company were satisfied as a result of the sales(the "Sales") of the underlying properties by their owners which are affiliates of the Company (i.e. the Partnerships which owned the underlying properties). As a result of the Sales, the Company was no longer obligated to make payment on approxiamately $17,000,000 of underlying debt.

         On July 7, 1998, the Company sold approximately $16,500,000 of commercial real estate, net of accumulated depreciation, located in the state of Oregon (the "Sale"). In connection with the Sale, the Company satisfied the balance of the first mortgage loan of approximately $17,065,000 (which represented approximately 23% of the Company's total liabilities at the time of sale).

Results of Operations

         Calendar Year 1998 Compared to Calendar Year 1997

         For the year ended December 31, 1998, the Company reported a net loss of $8,431,112, or $1.99 per common share, on total revenues of $25,515,391. These results include a nonrecurring charge of approximately $7,084,000 related to the settlement of the Winston Actions. See Part I-Item 3. Legal Proceedings for a description of the settlement. For the year ended December 31, 1997, the Company reported a net loss of $3,430,731 on total revenues of $30,091,911, or $0.82 per common share. The 1997 results included a charge of approximately $2,590,000 related to the fair value adjustment of the wraparound notes.

         Total revenues for the year ended December 31, 1998 were $25,515,391, as compared to $30,091,911, for the year ended December 31, 1997, a decrease of $4,576,520, or 15%, due to the following:

         Rent decreased $532,575, or 5%, in 1998 compared to 1997. This decrease is primarily due to the net of: (1) property sales, as previously described, which caused a decrease in rent revenue of approximately $1,539,000 which is offset by (2) the property purchases, as previously described, which caused an increase in rent revenue of approximately $1,006,000.

     Interest income decreased $5,164,478, or 39%, for the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease is primarily due to: (1) the sale, by the Company, of all four of its remaining mortgage backed securities during 1997 which caused a decrease in interest income of approximately $3,655,000 and (2) a decrease of approximately $1,436,000 in interest income as a result of the Company receiving payment on wraparound notes, as previously described, held by the Company as a result of the sales of the underlying properties by its owners.

         For the year ended December 31, 1998 the Company had gains on the sale of real estate and real estate related assets of $5,617,844 as compared to gains on the sale of real estate and real estate related assets of $316,061 for the year ended December 31, 1997.

         During the year ended December 31, 1998, the Company did not have any available-for-sale securities or U.S. Treasury Notes. All of the available-for-sale securities and U.S. Treasury Notes were sold during 1997 as a result of the Company selling all four of its remaining mortgage backed securities during 1997 which resulted in a net gain of approximately $3,195,000 for the year ended December 31, 1997 and no such gain for the year ended December 31, 1998.

         Total operating expenses for the year ended December 31, 1998 were $19,221,231, as compared to $21,686,805, for the year ended December 31, 1997, a decrease of $2,465,574, or 11%, due to the following:

         Master lease expense decreased $1,427,752, or 10%, due to a decrease in the number of properties leased by the Company as a result of the sale of some of the underlying properties by their owners.

         Salaries, general and administrative expenses decreased $1,080,948, or 27% primarily due to (1) a decrease in salary expense of approximately $999,000 as the result of a decrease in bonuses for several executive officers of the Company for the year ended December 31, 1998 and (2) a decrease in rental expense of approximately $563,000 for the corporate offices for the year ended December 31, 1998 compared to the same period in 1997.

         Professional fees increased $352,161, or 38% due primarily to fees associated with the Winston Actions and the Winston Settlement. See Part I-Item
3. Legal Proceedings for a description of the Winston Actions and the Winston Settlement.

         Interest expense for the year ended December 31, 1998 was $5,474,451, a decrease of $3,645,103 or 40%, from $9,119,554 for the year ended December 31, 1997. Such decrease was primarily due to: (1) a decrease in interest expense of approximately $2,365,000 due to U.S. Treasury Note(s) short positions which were closed simultaneously with the disposition during 1997, by the Company, of all four of the remaining mortgage backed securities then held by the Company and
(2) a net decrease in interest expense of approximately $1,063,000 on the underlying debt as a result of the property sales, as previously described, which were offset by the property purchases, as previously described, during 1998.

         Depreciation and amortization for the year ended December 31, 1998 was $913,527, an increase of $66,142 or 8%, from $847,385 for the year ended December 31, 1997. Such increase was primarily due to property purchases, as previously described, and property improvements during 1998 which is offset by property dispositions, as previously described.

         Calendar Year 1997 Compared to Calendar Year 1996

         The Company recognized a net loss of $3,430,731 for the year ended December 31, 1997 as compared to a net loss of $2,486,974 for the same period in 1996 due to the following factors:

         Revenues for 1997 were  $30,091,911,  a decrease of  $3,630,531 or 11%, from $33,722,442 for 1996. Such decrease was primarily due to the net of: (1) a decrease in interest income of $4,299,059 resulting primarily from (a) a decrease in interest income of approximately $994,000 due to a decrease in the number wraparound notes held by the Company to 28 for the year ended December 31, 1997 from 30 for the same period in 1996 and (b) a decrease in interest income of approximately $3,196,900 due to the sale by the Company of all four of its mortgage backed securities; (2) a decrease in rental income of $1,102,272 resulting from a decrease in the number of properties leased by the Company to 28 for the year ended December 31, 1997 from 30 for the same period in 1996; (3) an unrealized holding loss on U.S. Treasury Notes sold short of $316,887 for 1997 compared to an unrealized holding gain of $1,217,186 for 1996 and (4) a gain on the sale of available- for-securities of $3,511,560 for 1997 compared to a loss on the sale of available-for-sale securities of $350,699 for 1996.

         Operating expenses for the year ended December 31, 1997 were $21,686,805, a decrease of $1,221,207 or 5%, from $22,908,012 for the year ended
December 31, 1996. Such decrease was primarily due to the net of: (1) a decrease in master lease expense of $1,221,258 due to a decrease in the number of properties leased by the Company to 28 for the year ended December 31, 1997 from 30 for the same period in 1996; (2) a decrease in property expenses of $299,971 due to the decrease in the number of properties leased by the Company; (3) a decrease in professional fees of $139,627 due to non-recurring transaction costs associated with the disposition of real estate related assets in 1996 and (4) an increase in salaries, general and administrative expenses of $416,800 due to an increase in bonuses for several executive officers of the Company.

         Interest expense for the year ended December 31, 1997 was $9,119,554, a decrease of $2,842,226 or 24%, from $11,961,780 for the year ended December 31, 1996. Such decrease was primarily due to a decrease in financing arrangements related to the disposition during 1997 by the Company of all four of the mortgage backed securities then held by the Company resulting in a decrease in interest expense of approximately $2,560,800.

         Depreciation and amortization for the year ended December 31, 1997 was $847,385, an increase of $63,984 or 8%, from $783,401 for the year ended December 31, 1996. Such increase was primarily due to approximately $1,253,000 of property improvement purchases made during 1996.

         Valuation allowance, which is a reduction in the carrying value of the Wraparound Notes, for the year ended December 31, 1997 was $2,590,132, an increase of $2,400,279 from $189,853 for the year ended December 31, 1996. The value of the underlying collateral was determined by internal analysis and independent appraisals.

Cash Flows

         For the year ended December 31, 1998, cash used in operating activities was $6,567,933, cash provided by investing activities was $24,721,432 and cash used in financing activities was $19,762,435. The primary uses and provision of these funds was a direct result of the property purchases and sales, as previously described, by the Company during 1998, as well as the payments received by the Company on its wraparound notes, as previously described, as a result of the sale of the related underlying property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the underlying property).

         For the year ended December 31, 1997 net cash used in operating activities of $6,073,949 included (1) a net loss of $3,430,731, (2) adjustments of $1,172,247 for non-cash items and (3) a net change in operating assets and liabilities of $1,470,971, compared to net cash used in operating activities of $2,783,859 for the year ended December 31, 1996, which included (1) a net loss of $2,486,974, (2) adjustments of $728,499 for non-cash items and (3) a net change in operating assets and liabilities of $431,614.

         For the year ended December 31, 1997 net cash provided by investing activities of $47,421,221 included (1) proceeds from principal payments on loans receivable and wraparound notes of $4,750,010, (2) the investment in wraparound notes of $81,934, (3) purchase of building, land and leasehold improvements of $1,363,153, (4) proceeds from the sale of real estate related assets of
$5,258,708, (5) proceeds from the sale of available-for-sale securities of $36,360,354, (6) proceeds from the redemption of investments in preferred stock of $1,730,833, (7) proceeds from the redemption of reverse repurchase agreements of $35,035,636 and (8) purchase of U.S. Treasury Notes of $34,269,233, compared to net cash provided by investing activities of $14,021,098 for the year ended December 31, 1996, which included (1) proceeds from principal repayments of
$4,817,864 on loans receivable and wraparound notes, (2) the investment in wraparound notes of $45,550, (3) purchase of leasehold improvements of $213,186,
(4) proceeds from the sale of real estate related assets of $4,325,177, (5) proceeds from the sale of available-for-sale securities of $23,201,402, (6)
proceeds from the redemption of investments of $2,541,667, (7) purchase of $20,142,060 of available-for-sale securities, (8) proceeds from U.S. Treasury Notes sold short of $13,989,844, (9) proceeds from the redemption of reverse repurchase agreements of $9,203,125, (10) purchase of U.S. Treasury Notes of $9,143,750 and (11) purchase of reverse repurchase agreements of $14,513,435.

         For the year ended December 31, 1997 net cash used in financing activities of $31,053,874 included (1) principal payments on mortgages and notes payable of $6,685,652, (2) principal payments on loans payable of $23,829,335,
(3) amounts paid on U.S. Treasury Notes payable of $316,887 and (4) amounts in restricted cash of $222,000, compared to net cash used in financing activities of $10,657,906 for the year ended December 31, 1996, which included (1) distributions of $666,622 to Series A Preferred Stock holders, (2) principal repayments of $7,586,850 on mortgages and notes payable, (3) proceeds of $14,522,045 from loans payable, (4) principal payments of $18,143,665 on loans payable and (5) proceeds of $1,217,186 received on U.S. Treasury Notes payable.

Liquidity and Capital Resources

         The Company, as the holder of 44,550 shares of Series C Redeemable Preferred Shares of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco") as of December 31, 1998, received from the redemption of such shares, in one installment on January 29, 1999, an aggregate amount of cash equal to approximately $445,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such redemption payment liquidated the Company's holdings of the Kranzco Series C Redeemable Preferred Shares, and accordingly, the Company is not entitled to future redemption payments on such shares.

         The Underlying Debt on the Quincy Property came due in July 1998. Beginning July 1998, the mortgagor on the Underlying Debt did not demand payment while the Partnership, which owns the Quincy Property, attempted to sell the Quincy Property. Although the Underlying Debt on the Quincy Property has not been satisfied, regular monthly debt payments have been made by the Company through March 1999. On March 1, 1999, the mortgagor of the Underlying Debt sent a demand letter seeking to collect the outstanding balance of the Underlying Debt of approximately $2,910,000.

         The Underlying Debt of approximately $850,000 on the Fee Property located in Zanesville, Ohio (the "Zanesville Property") came due in October 1998 and the mortgagor on the Underlying Debt extended the balance due to May 1999. The Company is currently seeking to refinance the Zanesville Property.

         The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

         The Company has invested available funds in secure, short-term, interest bearing investments. The Company believes that its levels of working capital, liquidity and funds from operations are sufficient to support present operations and make any payments required by the Winston Settlement.

         As a result of, and in connection with, the settlement of the Winston Actions, the Company expects to disburse cash of approximately $10.5 million, including payments of the settlement consideration to Series A Preferred
Stockholders, fees of the plaintiff's and defendant's lawyers, court and Securities and Exchange Commission filing fees, printing costs and other expenses. Although the expected expenditures of such funds represents a substantial amount of the Company's cash reserves, the Company believes that it would have sufficient cash to continue operating in the ordinary course of business. The Company, however, is considering whether to, and ways it could raise cash to make additional investments in suitable real estate properties. If the Company determines to raise additional funds, it may decide to do so through a public or private sale of debt or equity securities, by conducting rights offerings, by selling or realizing on assets (including, but not limited to, sales of its properties and interest in the Wrap Debt), through corporate borrowings, or by other means. The Company does not currently have any plans with respect to, and may never decide to do, any of the foregoing. In addition, the Company has no current understandings or arrangements with respect to purchasing additional properties.

         Other than described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

Impact of Year 2000

         The Year 2000 problem arises from the historic use of only two digits (rather than four) for the designation of a year in date information within computer programs. If not corrected, any of the Company's equipment or software programs that perform time sensitive calculations may incorrectly identify the year 2000 and beyond or not function after December 31, 1999. This could result in miscalculations or a major failure of certain systems. The Company may also be vulnerable to the Year 2000 problems of its tenants, financial institutions or other service vendors and/or other companies with which it conducts business (e.g., utility companies, etc).

         Early in calendar year 1998, the Company developed and initiated a Year 2000 compliance program, including information systems modifications, in an effort to ensure that its business is not interrupted by the Year 2000 problem. The Company's Year 2000 compliance program is broken into the following components:

         Renovating internal systems and applications and ensuring compliance of peripheral third party systems. The Company's internal systems and applications include the accounting system, the lease asset management system and the operating system (AS 400). The Company uses a number of third party package systems to supplement its internally developed programs. From time to time, the Company updates the accounting system and the operating system with upgrades it receives from the software manufacturers. The software manufacturers have informed the Company that they will continue to provide all updates necessary for such systems to be Year 2000 compliant. These software manufacturers have informed the Company that they anticipate all such upgrades will be provided to the Company by June 1999. The Company anticipates that it will then be able to implement by June 1999 such upgrades assuming such upgrades are received by June 1999. The lease asset management system is currently being updated to be Year 2000 compliant by the Company using in-house technology. The Company anticipates that this upgrade to the lease asset management system to be completed by September 1999.

         Ensuring Year 2000 compliance by external companies that conduct business with the Company. The Company has contacted all of its major tenants, which remit rent and other payments to the Company, and the financial institutions, which process the rental and other payments from major tenants on behalf of the Company, to inquire about their Year 2000 compliance. The Company has not received responses from all those contacted, but those who have responded have not indicated any problems at this time. For those financial institutions which process payroll electronically, which debits the Company's bank account and credits the employees' bank accounts, the Company will be conducting tests to determine Year 2000 compliance. These tests are expected to be completed by September 1999. If such financial institutions are not Year 2000 compliant by December 31, 1999, it is possible that employees will not receive direct deposit pay, or the correct amount of such pay, or that the Company's bank accounts will be debited incorrect amounts of money.

         Implementing standards and conducting testing in an effort to ensure that the Company's existing and future systems are Year 2000 compliant. All new systems, whether hardware or software, are tested before implementation in an effort to ensure Year 2000 compliance.

         The Company believes that the total cost of its Year 2000 compliance program will not exceed $50,000. To date, the Company has incurred approximately $10,000 of such expenses which includes hardware and software purchases and upgrades. The Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

         Although the Company believes it will have its own systems compliant prior to September 1999, there can be no assurances that it will be able to do so nor can there be any assurances that, even if the Company completes timely its Year 2000 compliance program, the systems, when actually implemented in full, will work properly independently or in conjunction with the systems of any third party systems. In addition, the Company would continue to bear the risk of a material adverse affect, if any, if its third party systems do not appropriately address their own Year 2000 compliance issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis, which costs could be material. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer and operating systems. The inability of the Company or any of its material third parties to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

         In the event that the Company or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Company's ability to operate its business, service tenants, bill, collect its revenue in a timely manner, pay debts and communicate generally could be adversely affected. Although there can be no assurance that the conversion of the Company's systems will be successful or that the Company's key third-party relationships will have successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company, although there can be no assurances that this will be the case.

         The Company has day-to-day operational contingency plans, and management is in the process of updating these plans for possible Year 2000 specific operational requirements. If the Company's major tenants, financial institutions or third party systems are not Year 2000 compliant, it may have to arrange for alternative sources of services in the fall of 1999 in preparation for the Year 2000. The Company does not have any other contingency plans with respect to other problems that could arise in its business as a result of the Year 2000 problem. Any of these could have a material adverse effect on the Company's financial condition or results of operations.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.

         At December 31, 1998, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.


Item 8.        Financial Statements and Supplementary Disclosure.

         The Company's Consolidated Financial Statements and the notes thereto appear in Item 14 of this report.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         On October 28, 1998, the Company terminated its relationship with the accounting firm of Deloitte & Touche LLP as independent auditor of the Company's financial statements. The termination of the relationship with Deloitte & Touche LLP was not the result of any disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On November 2, 1998, the Company retained the accounting firm of Ahearn, Jasco + Company, P.A. as its new independent auditor to audit the Company's financial statements for the fiscal year ending December 31, 1998. The decision to change accounting firms as the Company's independent auditor to audit the Company's financial statements was approved by the Audit Committee of the Company's Board of Directors on October 27, 1998.

         For further information regarding the termination of the relationship with of Deloitte & Touche LLP and the retention of Ahearn, Jasco + Company, P.A. as the Company's independent auditor, see the Current Report on Form 8-K filed by the Company with the Commission on November 4, 1998.

                                                      PART III

         Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10.       Directors and Executive Officers of the Registrant.

         The information regarding the Company's directors required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Election of Directors."

         The information regarding the Company's executive officers required by this Item is incorporated by reference to the sections in the Proxy Statement entitled "Election of Directors" and "Executive Officers."

         The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 10% of the Common Stock or the Series A Preferred Stock required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.       Executive Compensation.

         The information regarding compensation of directors and executive officers of the Company required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Executive Compensation" and "Compensation of Directors."

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

         The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13.       Certain Relationships and Related Transactions.

         The information regarding certain relationships and related transactions required by this Item is incorporated by reference to the sections in the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)(1)         Financial Statements and Financial Statement Schedule.

The following consolidated financial statements of the Company are filed as part of this report:

                                                                      Page
Independent Auditor's Report of Ahearn, Jasco + Company, P.A.          F-1

Independent Auditor's Report of Deloitte & Touche, LLP                 F-2

Consolidated Balance Sheets - December 31, 1998 and 1997               F-3

Consolidated Statements of Revenues and Expenses -
            Years Ended December 31, 1998, 1997 and 1996               F-4

Consolidated Statements of Comprehensive Loss -
            Years Ended December 31, 1997 and 1996                     F-5

Consolidated Statements of Stockholders' Equity -
            Years Ended December 31, 1998, 1997 and 1996               F-6

Consolidated Statements of Cash Flows -
            Years Ended December 31, 1998, 1997 and 1996               F-7

Notes to Consolidated Financial Statements                             F-9

(a)(2)         Financial Statement Schedule.
               Schedule III Real Estate and Accumulated Depreciation   S-1

               This financial statement schedule of the Company for each of the years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)         Exhibits.

               The exhibits to this report are listed below:

Exhibit        Description


     3.1 Certificate of Amendment to Certificate of Incorporation of the Company, filed on December 18, 1990 (incorporated by reference to Exhibit 3.1 to the Company's Form 10- K filed with the Commission on March 29, 1991).

     4.1 Certificate of Designations of $.78 Convertible Series A Preferred Stock of the Company, filed on December 18, 1990 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 29,
1991).

     4.2 Certificate of Amendment to Certificate of Designations of $.78 Convertible Series A Preferred Stock of the Company filed on June 9, 1994 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-QSB filed with the Commission on August 15, 1994).

     4.3 Specimen form of Common Stock Certificate (incorporated by reference to
Exhibit 4.2 to the  Company's  Form 10-K filed with the  Commission on March 29,
1991).

     4.4 Specimen form of $.78 Convertible Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed with the Commission on March 29, 1991).

     4.5 Rights Agreement, dated as of March 31, 1993, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed with the Commission on March 31, 1993).

     10.1 Amended indemnification agreement between the Company and related parties (incorporated by reference to Exhibit 19.2 to the Company's Form 10-Q filed with the Commission on May 14, 1992).

     10.2 Second amended and restated management and reimbursement agreement between the Company and Concord (incorporated by reference to Exhibit 19.3 to the Company's Form 10-KSB filed with the Commission on March 30, 1993).

     10.3 Purchase money promissory note purchase money mortgage and security agreement with The Benderson 85-1 Trust for the Tonawanda, New York, property (incorporated by referenced to Exhibit 10.33 to the Company's Form 10-QSB filed with the Commission on August 14, 1993).

     10.4 1993 Employee Stock Option Plan  (incorporated by reference to Exhibit
10.2 to the Company's Form 10-KSB filed with the Commission on March 31, 1994).

     10.5  1993  Non-Employee   Director  Stock  Option  Plan  (incorporated  by
reference to Exhibit 10.21 to the Company's Form 10-KSB filed with the Commission on March 31, 1994).

Exhibit   Description



     10.6 Property Management Agreement, dated November 20, 1995, between the Company and Milestone Property Management , Inc. (incorporated by reference to
Exhibit 10.31 to the Company's Form 10-KSB filed with the Commission on March 30, 1996).

     10.7 Stipulation and Agreement of Settlement dated August 5, 1998, by and among John Winston and Leonard S. Mandor, Robert A. Mandor, Joan LeVine, Harvey Jacobson, Gregory McMahon, Geoffrey S. Aaronson, Milestone Properties, Inc. and Concord Assets Group, Inc. (incorporated by reference to Exhibit 10.01 to the Company's Form 8-K filed with the Commission on August 14, 1998).

     10.8 Third Amendedment of Management Agreement dated January 1, 1998 between the Company and Concord (filed herewith).

     10.9 Employment Agreement dated January 1, 1999, entered into between the Company and Leonard S. Mandor (filed herewith).

     10.10 Employment Agreement dated January 1, 1999, entered into between the Company and Robert A. Mandor (filed herewith).

     10.11 Employment Agreement dated January 1, 1999, entered into between the Company and Harvey Shore (filed herewith).

     10.12 Employment Agreement dated January 1, 1999, entered into between the Company and Joseph P. Otto (filed herewith).

     10.13 Employment Agreement dated January 1, 1999, entered into between the Company and Patrick S. Kirse (filed herewith).

     10.14 Description of Management Incentive Plan (filed herewith)

     10.15 Description of Long Term Incentive Plan (filed herewith)

     21 Subsidiaries of the Company.

     27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purposed only. This Schedule contains financial information extracted from the consolidated balance sheet and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.

(b)            Reports on Form 8-K.

               On October 16, 1998, a Current Report on Form 8-K was filed with the Commission reporting the sale of the South Williamson property located in South Williamson, Kentucky.

               On November 4, 1998, a Current Report on Form 8-K was filed with the Commission reporting changes in the Company's certifying accountant.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILESTONE PROPERTIES, INC.

                                  By        /s/ Leonard S. Mandor
                                            -----------------------
                                            Leonard S. Mandor
                                            Chairman of the Board and
                                            Chief Executive Officer

                                  Date:     March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                               Date

/s/ Leonard S. Mandor                                             March 25, 1999
---------------------
Leonard S. Mandor
Chairman of the Board and Chief Executive Officer

/s/ Robert A. Mandor                                              March 25, 1999
--------------------
Robert A. Mandor
President, Chief Financial Officer and Director

/s/ Joseph P. Otto                                                March 25, 1999
------------------
Joseph P. Otto
Vice President and Director

/s/ Patrick S. Kirse                                              March 25, 1999
--------------------
Patrick S. Kirse
Vice President of Accounting
(Principal Accounting Officer)

/s/ Geoffrey Aaronson                                             March 25, 1999
-----------------------
Geoffrey Aaronson
Director

/s/ Harvey Jacobson                                               March 25, 1999
----------------------
Harvey Jacobson
Director

/s/ Gregory McMahon                                               March 25, 1999
---------------------
Gregory McMahon
Director

INDEPENDENT AUDITORS' REPORT




Milestone Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Milestone Properties, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of revenues and expenses, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Properties, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth herein.


/s/ Ahearn, Jasco + Company, P.A.
Pompano Beach, Florida

March 12, 1999

INDEPENDENT AUDITORS' REPORT




Milestone Properties, Inc.:

We have  audited  the  accompanying  consolidated  balance  sheet  of  Milestone
Properties, Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of revenues and expenses, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. Our audits also included the information pertaining to 1997 and 1996 contained in the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Milestone Properties, Inc. and subsidiaries at December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the information pertaining to 1997 and 1996 contained in such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche, LLP
New York, New York

March 20, 1998

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31, 1998         December 31, 1997
ASSETS
Current Assets:
    Cash and cash equivalents                                      $   11,826,301                $     13,435,237
    Restricted cash                                                       222,000                         222,000
    Loans receivable                                                    1,444,442                       1,512,744
    Accounts receivable                                                   812,555                       1,265,625
    Accrued interest receivable                                         5,185,432                       8,465,528
    Due from related party                                                843,085                         391,851
    Prepaid expenses and other                                          1,200,978                       1,034,613
                                                                        ----------                      ----------
         Total current assets                                          21,534,793                      26,327,598

    Property, improvements and equipment, net                          21,517,884                      19,610,060
    Wraparound notes, net                                              39,529,787                      59,402,931
    Deferred income tax asset, net                                      2,994,070                       4,058,358
    Investments in preferred stock                                        445,500                       2,228,600
    Management contract rights, net                                       193,600                         290,926
    Goodwill and other, net                                               706,562                         304,639
                                                                          --------                        -------

         Total assets                                               $   86,922,196                 $  112,223,112
                                                                    ==============                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable and accrued expenses                           $   2,466,590                $      2,015,942
    Accrued litigation payable                                          9,692,454                               0
    Accrued interest payable                                              306,846                         259,116
    Master lease payable                                                8,933,202                      13,637,564
    Current portion of mortgages and notes payable                      5,782,950                      38,456,766
    Income taxes payable                                                2,836,496                       2,822,119
                                                                        ---------                       ---------
         Total current liabilities                                     30,018,538                      57,191,507

    Mortgages and notes payable                                        42,194,179                      29,282,798
                                                                       ----------                      ----------

         Total liabilities                                             72,212,717                      86,474,305
                                                                       ----------                      ----------

Commitments and Contingencies
Stockholders' equity:
    Common stock ($.01 par value,  10,000,000 shares  authorized,  4,943,633 and
       4,905,959 issued and outstanding in 1998 and 1997, respectively;
       692,591 shares in treasury)                                         49,436                          49,060
    Preferred stock (Series A $.01 par value, $10 liquidation
       preference, 10,000,000 shares authorized, 2,999,707
       and 3,033,995 shares issued and outstanding in 1998
       and 1997, respectively)                                             29,997                          30,341
    Additional paid in surplus                                         45,497,180                      48,105,428
    Accumulated deficit                                               (27,426,716)                    (18,995,604)
    Shares held in treasury - at cost                                  (3,440,418)                     (3,440,418)
                                                                       -----------                     -----------

       Total stockholders' equity                                      14,709,479                      25,748,807
                                                                       ----------                      ----------

       Total liabilities and stockholders' equity                  $   86,922,196                 $   112,223,112
                                                                  ===============                 ===============

                   See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
              For the Years Ended December 31, 1998, 1997 and 1996

                                                         December 31, 1998      December 31, 1997       December 31, 1996
                                                         -----------------      -----------------       -----------------

REVENUES
   Rent                                                     $   9,747,973         $   10,280,548          $   11,382,820
   Interest income                                              8,191,371             13,355,849              17,654,908
   Revenue from management company operations                     457,546                512,303                 976,983
   Tenant reimbursements                                        1,002,691              1,261,217               1,184,462
   Management and reimbursement income                             83,091                407,286                 835,811
   Percentage rent                                                414,875                450,423                 266,653
   Amortization of discount - available-for-sale
       securities                                                       0                313,551                 294,079
   Unrealized (loss) gain on treasury notes
       sold short                                                       0               (316,887)              1,217,186
   Gain on sale of real estate and real estate
       related assets                                           5,617,844                316,061                 260,239
   Gain (loss) on sale of available-for-sale securities                 0              3,511,560                (350,699)
                                                               -----------             ----------               ---------

       Total revenues                                          25,515,391             30,091,911              33,722,442
                                                               ----------             -----------             -----------

EXPENSES
   Master lease expense                                        12,359,713             13,787,465              15,008,723
   Interest expense                                             5,474,451              9,119,554              11,961,780
   Depreciation and amortization                                  913,527                847,385                 783,401
   Valuation allowance on wraparound notes                              0              2,590,132                 189,853
   Salaries, general and administrative                         2,873,482              3,955,434               3,538,634
   Property expenses                                            1,682,791              1,718,346               2,018,249
   Expenses for management company operations                   1,031,690              1,304,166               1,281,317
   Professional fees                                            1,273,555                921,394               1,061,021
   Settlement fees                                              7,084,238                      0                       0
                                                                ----------      -----------------       ----------------

       Total expenses                                          32,693,447             34,243,876              35,842,978
                                                               -----------            -----------             -----------

Loss before income taxes                                       (7,178,056)            (4,151,965)             (2,120,536)

Provision (benefit) for income taxes                            1,253,056               (721,234)                366,438
                                                                ----------              ---------                --------

Net loss attributable to common stockholders             $     (8,431,112)        $   (3,430,731)         $   (2,486,974)
                                                            ==============         ==============          ==============

Loss per common share, basic and diluted             $              (1.99)    $            (0.82)     $            (0.65)
                                                        ==================     ==================      ==================

Weighted average common shares outstanding                      4,235,245              4,206,550                3,845,546
                                                           ==============          =============           ==============

                   See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                 For the Years Ended December 31, 1997 and 1996

                                                                December 31, 1997                December 31, 1996
                                                                -----------------                -----------------

Net loss attributable to common stockholders                        $ (3,430,731)                    $ (2,486,974)
                                                                      -----------                     ------------

Other comprehensive loss, net of tax:
 Unrealized gain (loss) on securities:
       Unrealized gain (loss) arising during period
             [net of tax provision (benefit) of $1,404,624
             and $(568,030) in 1997 and 1996, respectively]            3,511,560                       (1,420,077)
       Less: Reclassification adjustment for (gain)
             loss included in net income [net of tax provision
             (benefit) of $1,404,624 and $(140,280) in
             1997 and 1996, respectively]                             (3,511,560)                          350,699
                                                                      -----------                          -------

Other comprehensive loss                                                       0                       (1,069,378)
                                                                ----------------                       -----------

Comprehensive loss                                                  $ (3,430,731)                    $ (3,556,352)
                                                                     ============                     ============


                   See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996


                                                    Common Stock           Preferred Stock            Treasury Stock
                                                 Shares        Cost      Shares         Cost      Shares          Cost
=========================================      =========== =========== ===========  =========== ===========  =============
Balance, December 31, 1995                       4,483,427     $44,835   3,418,555      $34,186   (692,591)   $(3,440,418)
Conversion of preferred stock into common stock    259,728       2,598   (236,371)      (2,364)
Net loss for the year ended December 31, 1996
Unrealized holding loss - available-for-sale
securities
                                               ----------- ----------- -----------  ----------- -----------  -------------
Balance, December 31, 1996                       4,743,155      47,433   3,182,184       31,822   (692,591)    (3,440,418)
                                               ----------- ----------- -----------  ----------- -----------  -------------
Conversion of preferred stock into common stock    162,804       1,627   (148,189)      (1,481)
Net loss for the year ended December 31, 1997
Realization of unrealized holding loss - available-
for-sale securities
                                               ----------- ----------- -----------  ----------- -----------  -------------
Balance, December 31, 1997                       4,905,959      49,060   3,033,995       30,341   (692,591)    (3,440,418)
                                               ----------- ----------- -----------  ----------- -----------  -------------
Conversion of preferred stock into common stock     37,674         376    (34,288)        (344)
Reserve for preferred stock settlement repurchase
Net loss for the year ended December 31, 1998
                                               ----------- ----------- -----------  ----------- -----------  -------------
Balance, December 31, 1998                       4,943,633  $   49,436   2,999,707   $   29,997   (692,591)   $(3,440,418)
                                               =========== =========== ===========  =========== ===========  =============



                                                           Additional    Unrealized holding
                                                           paid in       gain (loss) on    Accumulated    Stockholders'
                                                             Surplus     available-for-sale    deficit          equity
=========================================                 =============== ================== ==============  ==============
Balance, December 31, 1995                                   $ 48,105,809           $848,982  $(13,077,899)     $32,515,495
Conversion of preferred stock into common stock                     (234)                                                 0
Net loss for the year ended December 31, 1996                                                   (2,486,974)     (2,486,974)
Unrealized holding loss - available-for-sale
securities                                                                       (1,069,378)                    (1,069,378)
                                                          --------------- ------------------ --------------  --------------
Balance, December 31, 1996                                     48,105,575          (220,396)   (15,564,873)      28,959,143
                                                          --------------- ------------------ --------------  --------------
Conversion of preferred stock into common stock                     (146)                                                 0
Net loss for the year ended December 31, 1997                                                   (3,430,731)     (3,430,731)
Realization of unrealized holding loss - available-
for-sale securities                                                                  220,396                        220,396
                                                           --------------- ------------------ --------------  --------------
Balance, December 31, 1997                                     48,105,428                  0   (18,995,604)      25,748,807
                                                          --------------- ------------------ --------------  --------------
Conversion of preferred stock into common stock                      (32)                                                 0
Reserve for preferred stock settlement repurchase             (2,608,216)                                       (2,608,216)
Net loss for the year ended December 31, 1998                                                    (8,431,112)     (8,431,112)
                                                          --------------- ------------------ --------------  --------------
                                                             $ 45,497,180              $   0  $(27,426,716)     $14,709,479
Balance, December 31, 1998                                =============== ================== ==============  ==============

                 See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996


                                                               December 31, 1998       December 31, 1997      December 31, 1996
                                                               -----------------       -----------------      -----------------

CASH FLOW FROM OPERATING ACTIVITIES

   Net loss                                                      $   (8,431,112)           $ (3,430,731)        $   (2,486,974)
   Adjustments to reconcile net loss to
         net cash used in operating activities:
   Depreciation and amortization                                        913,527                 847,385                783,401
   Deferred taxes                                                     1,064,288                (785,479)              (280,948)
   Litigation and settlement fees                                     7,084,238                       0                      0
   Valuation allowance on wraparound notes                                    0               2,590,132                189,853
   Unrealized loss (gain) on treasury notes sold short                        0                 316,887             (1,217,186)
   Amortization of discount - available-for-sale securities                   0                (313,551)              (294,079)
   Realized (gain) loss on sale of available-for-sale securities              0              (3,511,560)               350,699
   Gain on sale of real estate related assets                        (5,617,844)               (316,061)              (260,239)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                453,070                  94,996                 26,743
         Increase (decrease) in due from related party                 (451,234)                207,242               (442,959)
         Decrease in accrued interest receivable                      3,280,096               1,181,358              1,751,144
         (Increase) decrease in prepaid expenses and other             (671,355)               (760,071)                59,044
         Increase (decrease) in accrued expenses                        450,648                 (15,571)               196,295
         Increase (decrease) in accrued interest payable                 47,730                (880,825)               194,390
         Decrease in master lease payable                            (4,704,362)               (807,787)            (1,347,380)
         (Decrease) increase in income taxes payable                     14,377                (428,625)                75,913
         Decrease in due to related party                                     0                 (61,688)               (81,576)
                                                                ---------------            -------------           ------------

         Net cash used in operating activities                       (6,567,933)             (6,073,949)            (2,783,859)
                                                                     -----------             -----------            -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Principal repayments on loans receivable                              68,302                 171,841                 53,460
   Principal repayments on wraparound notes                           5,190,630               4,578,169              4,764,404
   Investment in wraparound notes                                      (108,838)                (81,934)               (45,550)
   Purchase of building and land                                    (18,515,000)             (1,100,000)                     0
   Purchase of leasehold improvements                                  (484,209)               (263,153)              (213,186)
   Proceeds from realization of real estate related assets           19,407,819               5,258,708              4,325,177
   Proceeds from the sale of real estate assets                      17,379,628                       0                      0
   Proceeds from sale of available-for-sale securities                        0              36,360,354             23,201,402
   Proceeds from redemption of investments in preferred stock         1,783,100               1,730,833              2,541,667
   Purchase of available-for-sale securities                                  0                       0            (20,142,060)
   Proceeds from treasury notes sold short                                    0                       0             13,989,844
   Proceeds from redemption of reverse repurchase agreements                  0              35,035,636              9,203,125
   Purchase of treasury notes                                                 0             (34,269,233)            (9,143,750)
   Purchase of reverse repurchase agreements                                  0                       0            (14,513,435)
                                                           --------------------      -------------------           ------------

         Net cash provided by investing activities                   24,721,432              47,421,221             14,021,098
                                                                    ------------           ------------           ------------

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
              For the Years Ended December 31, 1998, 1997 and 1996


                                                               December 31, 1998       December 31, 1997      December 31, 1996
                                                               -----------------       -----------------      -----------------

CASH FLOW FROM FINANCING ACTIVITIES

   Distributions paid to preferred stockholders                               0                       0               (666,622)
   Proceeds from mortgages and notes payable                         18,749,000                       0                      0
   Principal payments on mortgages and notes payable                (38,511,435)             (6,685,652)            (7,586,850)
   Proceeds from loans payable                                               0                        0             14,522,045
   Principal payments on loans payable                                       0              (23,829,335)           (18,143,665)
   Amounts (paid) received on treasury notes payable                         0                 (316,887)             1,217,186
   Amounts in restricted cash                                                0                 (222,000)                     0
                                                              ------------------         ---------------    -------------------

         Net cash used in financing activities                      (19,762,435)            (31,053,874)           (10,657,906)
                                                                    ------------            ------------           ------------


NET (DECREASE) INCREASE IN
         CASH AND CASH EQUIVALENTS                                   (1,608,936)             10,293,398                579,333

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       13,435,237               3,141,839              2,562,506
                                                                     ----------               ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   11,826,301          $   13,435,237        $     3,141,839
                                                                  =============           =============         ==============

SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION


         Cash paid during the period for interest               $     5,426,721          $   10,000,379         $   11,767,390
                                                                 ==============           =============          =============


         Cash paid during the period for income taxes          $        174,396        $        854,429       $        451,986
                                                                ===============         ===============        ===============


            See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

Milestone Properties, Inc. ("Milestone"), directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Milestone, together with its subsidiaries, is hereinafter referred to as the "Company". Milestone was incorporated on November 30, 1989 under the laws of the state of Delaware. On December 18, 1990, the Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into the Company (the "Merger"). In the Merger, the Company succeeded to the business and operations of the Predecessor Partnerships and the partnership interest in the Predecessor Partnerships were converted into shares of Milestone's common stock, par value $.01 per share (the "Common Stock"), and Milestone's $.78 Convertible Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock"), having a $10 liquidation preference.

In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc., a New York Corporation ("Concord"), pursuant to which the Company acquired (the "Acquisition") certain real estate related assets for approximately $700,000 in cash and approximately 2,545,000 share of Common Stock. The Acquisition was treated in a manner similar to a pooling of interests, and therefore the assets and liabilities have been transferred at the historical cost basis of Concord.

In October 1995, the Company also completed the transfer (the "Transfer") of 16 of its retail properties (the "UPI Properties") to its then wholly-owned subsidiary Union Properties Investors, Inc. ("UPI"). UPI was then re-capitalized and spun-off in November 1995 when the Company distributed all of the outstanding shares of common stock of UPI to the Company's Common Stockholders (the "Distribution"). On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly-owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, UPI terminated its property management and management services agreements with the Company.

2.     Summary of Significant Accounting Policies

Business

The Company is primarily engaged in a single business industry, commercial real estate, which involves the ownership, operation and management of 35 interests in commercial real estate properties consisting of (i)10 fee interests (the "Fee Properties") and (ii) wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 25 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"). The Company is also the master lessee (the "Master Lessee") under individual leases (the "Master Leases") on each of the Underlying Properties. The Properties are located in 15 states through the United States. The Company also invests directly in real estate and real estate related assets.

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts  of  Milestone
Properties, Inc. and its subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Basis of Accounting, Fiscal Year

The Company's records are maintained on an accrual basis of accounting for both financial and tax reporting purposes. The Company's fiscal year is the calendar year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these investments approximates fair market value. The Company has restricted cash of $222,000 at December 31, 1998, as a compensating balance for a Letter of Credit related to a guarantee of performance associated with the lease of office space for the Company's corporate offices. Restricted cash is held in an interest bearing account and becomes available for general operating purposes of the Company on December 31, 2000. Currently, no amounts are outstanding on the Letter of Credit.

Available-for-Sale Securities

Gains and losses relating to available-for-sale securities are excluded from earning and reported as a separate component of stockholders' equity, net of tax effect, until such amounts are generally realized through the sale or redemption of the securities. Realized gains and losses are determined based on the specific identification method. At December 31, 1998 and 1997 there were no gains or losses associated with the available-for-sale securities that were excluded from earnings and reported as a separate component of stockholders' equity.

For the year ended December 31, 1998 there were no components of Comprehensive Income as defined by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). As a result, no comprehensive income statement has been presented.

Property, Improvements and Equipment and Related Depreciation and Amortization

Properties are stated at cost, less depreciation computed on a straight-line basis over their estimated useful lives of 26.5 - 50 years. The allocation of costs between land and depreciable assets are based upon estimates made by management. Building improvements and equipment are stated at cost and depreciated on a straight-line basis using an estimated useful life of five years. Leasehold improvements and leasing commissions are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the Master Lease.

Investment in Wraparound Notes

The Company assesses at least annually the probability that the amounts collectible under the contractual terms of each Wraparound Note will equal or exceed the carrying amount of such Wraparound Note. When management believes that a Wraparound Note has been impaired, the Company measures impairment based on the estimated fair value of the underlying collateral, using internal analysis and independent appraisals when necessary. For the years ended December 31, 1998, 1997 and 1996, the Company provided a valuation allowance of $0, $2,590,132 and $189,853, respectively.

The Company reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an un-discounted basis is less than the property's carrying value. If a property is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the property. No write downs for impairment of property investments were recorded in 1998, 1997 and 1996.

The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The Company believes that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Company's Wraparound Notes and Properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the Wraparound Notes and Properties to differ materially from their carrying value. Such changes may also require future write-downs.

Management Contract Rights and Goodwill

Management contract rights and goodwill are being amortized over a period of approximately seven years. The amortization for the management contract rights has been accelerated for those agreements that are terminated prior to the expiration of the initial lease term.

Capital Structure

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for financial statement periods ending after December 15, 1997. SFAS No. 129 will not have any material effect on current or prior period financial statement display presented by the Company. The new standard continues the previous requirements to disclose certain information about an entity's capital structure as prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share".

Income Taxes

The Company accounts for income taxes in accordance with the SFAS No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities at currently enacted tax rates for the expected future tax benefits or consequences of events that have been included in the financial statements and tax returns. Deferred taxes are provided for the temporary differences between the tax basis of the assets and liabilities and the amounts reported in the financial statements. A valuation allowance is recognized, if necessary, to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Loss per Common Share

     The Company has adopted SFAS No. 128, "Earnings per Share" which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by APB No. 15, "Earnings per Share." The adoption of SFAS No. 128 did not have an impact on the Company's reported results.

Basic and diluted earnings per share are based on the same weighted average number of shares of common stock and common stock equivalents outstanding, which were 4,235,245, 4,206,550 and 3,845,546 for the years ended December 31, 1998,
1997 and 1996, respectively. Convertible Series A Preferred Stock amounts have been excluded from the weighted average shares for 1998, 1997 and 1996 as inclusion would be anti-dilutive. Options to purchase 313,700 shares of common stock in 1998 and 1997 and 176,000 in 1996, were outstanding at each year end but were not included in the computation of diluted earnings per share as inclusion would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1998 financial presentation.

3.     Acquisition and Disposition of Real Estate and Real Estate Related Assets

On November 10, 1998, the Company completed the purchase of Lincoln Park, a 46,190 square foot strip mall located in Davie, Florida (Broward County), from an unrelated third party for $3,840,000. In connection with the purchase, the Company obtained a $3,219,000 first mortgage loan which bears interest at a rate of 7.58% per annum. Such first mortgage requires monthly principal and interest payments of $22,684 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,854,000 due November 1, 2008. The strip mall is currently 97% occupied by local tenants who are subject to operating leases ranging from one to five years with various renewal options.

On October 27, 1998, the Company completed the purchase of Pine Crest Square, a 40,408 square foot strip mall located in Fort Lauderdale, Florida (Broward County), from an unrelated third party for $3,200,000. In connection with the purchase, the Company obtained a $2,400,000 first mortgage loan which bears interest at a rate of 7.0% per annum. Such first mortgage requires monthly principal and interest payments of $15,967 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $2,063,000 due November 11, 2008. The strip mall is currently 97% occupied by local tenants subject to operating leases ranging from one to 19 years with various renewal options.

On October 13, 1998, the Company completed the purchase of Mandarin Central, a 63,346 square foot strip mall located in Jacksonville, Florida (Duval County), from an unrelated third party for $4,650,000. In connection with the purchase, the Company obtained a $3,950,000 first mortgage loan which bears interest at a rate of 8.0% per annum. Such first mortgage requires monthly principal and interest payments of $28,984 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $3,542,000 due October 1, 2008. The strip mall is currently 93% occupied by local tenants subject to operating leases ranging from one to 16 years with various renewal options.

On October 1, 1998, a wraparound note held by the Company on a 285,655 square foot shopping center property located in South Williamson, Kentucky (the "South Williamson Property"), was paid as a result of the sale of the South Williamson Property by its owner, an affiliate of the Company (i.e., the Partnership that owned the South Williamson Property), to an unrelated third party. In connection with the sale of the South Williamson Property, the Company, as the Master Lessee on a Master Lease on the South Williamson Property, canceled such Master Lease. The negotiated sales price of the South Williamson Property was approximately $14,874,000 which included acquiring the property subject to the $14,773,655 remaining balance of the underlying mortgage debt on the South Williamson Property (which represented approximately 21% of Company's total liabilities at such time). The wraparound note on the South Williamson Property represented approximately 13% of the Company's total assets at such time. As a result of the sale of the South Williamson Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized approximately $100,000 in cash and a book gain of approximately $4,197,000.

On September 21, 1998, a wraparound note held by the Company on a 35,496 square foot shopping center property located in Vestivia Hills, Alabama (the "Vestivia Hills Property"), was paid as a result of the sale of the Vestivia Hills Property by its owner, an affiliate of the Company (i.e., the Partnership that owned the Vestivia Hills Property), to an unrelated third party. In connection with the sale of the Vestivia Hills Property, the Company, as the Master Lessee on a Master Lease on the Vestivia Hills Property, canceled such Master Lease. The negotiated sale price of the Vestivia Hills Property was approximately $1,640,000. Of the gross proceeds, $722,638 was used to satisfy the underlying mortgage debt on the Vestivia Hills Property (which represented approximately 1% of the Company's total liabilities at such time). The wraparound note on the Vestivia Hills Property represented approximately 3% of the Company's total assets at such time. As a result of the sale of the Vestivia Hills Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $875,000 and a book gain of approximately $338,000.

On September 11, 1998, the Company completed the purchase of Country Grove Plaza, a 16,642 square foot strip mall located in West Palm Beach, Florida (Palm Beach County), from an unrelated third party for $1,100,000. In connection with the purchase, the Company obtained a $880,000 first mortgage loan which bears interest at a rate of 7.51% per annum. Such first mortgage requires monthly principal and interest payments of $6,159 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $780,150 due September 1, 2008. The strip mall is currently 93% occupied by local tenants subject to operating leases ranging from one to 13 years with various renewal options.

On July 15, 1998, the Company completed the purchase of Teeca Plaza, a 22,589 square foot strip mall located in Boca Raton, Florida (Palm Beach County), from an unrelated third party for $2,075,000. In connection with the purchase, the Company obtained a $1,800,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $12,450 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,591,000 due July 1, 2008. The strip mall is currently 100% occupied by local tenants subject to operating leases ranging from three to 26 years with various renewal options.

On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated third party for approximately $17,750,000. The Company realized cash net proceeds from the sale of approximately $319,200, after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities at such time) and used a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately $16,482,000. As a result of the sale, the Company realized a book gain of approximately $947,000.

On April 17, 1998, the Company completed the purchase of Orange Park Shopping Center, a 21,509 square foot strip mall located in Orange Park, Florida
(Clay County), from an unrelated third party for $1,500,000. In connection with the purchase, the Company obtained a $1,300,000 first mortgage loan which bears interest at a rate of 7.39% per annum. Such first mortgage requires monthly principal and interest payments of $8,992 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,147,600 due April 1, 2008. The strip mall is currently 90% occupied by local tenants subject to operating leases ranging from two to six years with various renewal options.

On April 1, 1998, the Company completed the purchase of Regency Walk Shopping Center, a 34,436 square foot strip mall located in Jacksonville, Florida (Duval County), from an unrelated third party for $2,150,000. In connection with the purchase, the Company obtained a $1,840,000 first mortgage loan which bears interest at a rate of 7.87% per annum. Such first mortgage requires monthly principal and interest payments of $13,335 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,643,700 due May 1, 2008. The strip mall is currently 72% occupied by local tenants subject to operating leases ranging from two to nine years with various renewal options.

On February 9, 1998, a wraparound note held by the Company on a 128,864 square foot shopping center property located in Chili, New York (the "Chili Property"), was assigned to an unrelated third party for $75,000. The Company, as the master lessee on a Master Lease on the Chili Property, terminated such Master Lease on April 30, 1996. The assignment of the wraparound note relieved the Company of its responsibility to make any payments on the underlying mortgage debt on the Chili Property. As a result of the assignment of the wraparound note on the Chili Property and the relief of the Company's obligation to the underlying mortgage debt, the Company realized net cash proceeds of approximately $75,000 and a book gain of approximately $82,000.

On October 30, 1997, a wraparound note held by the Company on a 87,436 square foot shopping center property located in Marion, Ohio (the "Marion Property"), was paid as a result of the sale of the Marion Property by its owner, an affiliate of the Company (i.e., the partnership that owned the Marion Property), to an unrelated third party. In connection with the sale of the Marion Property, the Company, as the Master Lessee on a Master Lease on the Marion Property, canceled such Master Lease. The negotiated sales price of the Marion Property was approximately $2,750,000. Of the gross proceeds, $1,770,298 was used to satisfy the underlying mortgage debt on the Marion Property (which represented approximately 3% of the Company's total liabilities at such time). The wraparound note on the Marion Property represented approximately 4% of the Company's total assets at such time. As a result of the sale of the Marion
Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $986,000 and a book gain of approximately $200,000.

On September 24, 1997, the Company completed the purchase of Pine Oak Plaza, a 16,994 square foot strip mall located in Sunrise, Florida (Broward County), from an unrelated third party for $1,100,000 in cash. On May 1, 1998, the Company secured a $1,160,000 first mortgage loan which bears interest at a rate of 7.48% per annum. Such first mortgage loan requires monthly principal and interest payments of $8,095 based upon a 30 year self liquidating amortization schedule, with a balloon payment of approximately $1,027,700 due May 1, 2008. The strip mall is currently 100% occupied by local tenants who are subject to operating leases ranging from three to 13 years with various renewal options.

As of April, 1996, the Company terminated, by written notice, the Master Lease associated with the 56,908 square foot shopping center located in Prattville, Alabama (the "Prattville Property"). In July 1996, the Underlying Debt of $2,325,000 associated with the Prattville Property came due, and the mortgagor extended the balance due to December 1996. Although the Underlying Debt associated with the Prattville Property had not been paid off, regular monthly debt payments had been made by the Company through February 1997. On March 3, 1997, the mortgagor stated its intention to commence foreclosure proceedings. June 12, 1997, a wraparound note held by the Company on the Prattville Property was paid as a result of the foreclosure sale, of the Prattville Property, by the bank (the holder of the underlying mortgage debt) to an unrelated third party. As a result of the foreclosure sale by the bank of the Prattville Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized a book gain of approximately $120,000.

As of December 31, 1998 and 1997, the Company did not have any related CMBSs ("CMBSs"), Loans Payable, U.S. Treasury Notes sold short or reverse repurchase agreements.

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

On November 10, 1997, the Company sold its remaining ownership of the CMBSs consisting of a Nomura Series 1996-MDV B2 certificate (the "MDV Certificate"), a DLJ 1994-MF11 B2 certificate (the "B2 Certificates"), and a DLJ 1994-MF11 B3 certificate (the "B3 Certificate") (the MDV Certificate, the B2 Certificate and the B3 Certificate may be referred to collectively herein as the "Certificates") and repaid the associated Loans Payable. At the time of the sale of the Certificates, the Company had outstanding U.S. Treasury Note short positions totaling $25,500,000 associated with the Certificates. In connection with the sale of the Certificates, the Company closed all such remaining U.S. Treasury Note short positions. As a result of the sale, the Company realized a book gain of approximately $3,500,000.

On January 23, 1997, the Company sold its ownership of the CMBSs consisting of the Nomura Series 1994-MD1 B3A (the "MD1 Certificate") and repaid the associated Loan Payable. At the time of the sale of the MD1 Certificate, the Company had outstanding U.S. Treasury Note short positions totaling $10,000,000 associated with the MD1 Certificate. In connection with the sale of the MD1 Certificate, the Company closed $9,500,000 of U.S. Treasury Note short positions. As a result of the sale, the Company realized a book loss of approximately $1,100,000.

The Company had $32,314,853 of CMBSs and $23,829,335 of associated Loans Payable as of December 31, 1996. Additionally, the Company has $33,952,346 of U.S. Treasury Notes sold short and $34,718,749 of associated reverse repurchase agreements as of December 31, 1996.

From time to time the Company sells, or may take action to sell, certain real estate assets which it does not believe to be material to the overall business or financial condition of the Company.

4.     Property, Improvements and Equipment

Property, improvements and equipment at December 31, 1998 and 1997 consisted of the following:


                                                     December 31, 1998        December 31, 1997
============================================  ======================== ========================
Land                                                     $   1,961,500            $   1,140,000
Building                                                    20,978,628               24,181,311
Leasehold improvements and equipment                         1,015,162                  692,609
                                                             ---------                  -------
Total, at cost                                              23,955,290               26,013,920
Less: Accumulated depreciation                             (2,437,406)              (6,403,860)
                                                            ---------                ---------
Total, net                                              $  21,517,884            $   19,610,060
                                                        ==============           ==============
--------------------------------------------  ------------------------ ------------------------

5.     Investment in Wraparound Notes

Investment in Wraparound Notes represents notes due from limited partnerships (the "Partnerships") which has previously been syndicated by Concord and certain of its affiliates. Certain directors and officers of the Company are also directors, officers and controlling stockholders of the general partner of each of the Partnerships. The syndication of a Partnership by Concord typically involved the sale of a property (the "Concord Property") owned by Concord to the Partnership for cash and certain non-recourse promissory notes (the "Wraparound Notes"), payment of which was secured by the Underlying Property. The related Wraparound Notes were subordinate to the Underlying Property Mortgage Debt (the "Underlying Debt") of the Concord Property. Concord then Master Leases the Concord Property back from the Partnership for a fixed annual rental fee which entitled Concord to all rents under the tenant operating leases. Concord was required to satisfy all other landlord obligations. Pursuant to the Acquisition, the Company acquired 35 Wraparound Notes, assumed the Underlying Debt and was assigned the interest in the Master Lease. The Partnerships are obligated to make fixed payments of principal and interest on certain Wraparound Notes. Such payments approximate the Master Lease obligations. The payments received by the Company are used to make the Master Lease payments to the Partnerships.

Upon the sale of an Underlying Property, proceeds are initially applied to satisfy the Underlying Debt, and the balance, to the extent proceeds are available, is divided between a preferred return to the Partnership's limited partners and then repayment of the Wraparound Note.

Each of the Wraparound Notes gives the Company a lien on the Underlying Property as well as the Partnership's interest in the Master Lease. The Wraparound Notes are subordinate to the Underlying Debt. The Wraparound Notes have maturities ranging from 1998 to 2016. The scheduled principal receipts of the Wraparound Notes are as follows (dollar amounts in thousands):


     Year Ending December 31st:
=====================================
       1999                 $   3,766
       2000                    20,535
       2001                       380
       2002                       418
       2003                       460
  Thereafter (a)               13,971
                               ------
      Total                $   39,530
                           ==========
------------------  -----------------

a - Excludes $11,202 of the original issue discount.

The following schedule depicts Wraparound Notes which are subordinate to the Underlying Debt on such properties:

                                                                  Face Amount of
                                      Interest    Final Maturity     Mortgage           Carrying Amount of     Interest Due
      Location         Closing Date   Rate (%)         Date            Loans              Mortgage Loans        and Accrued
=====================  ============= ===========  ==============  =============== ==== =====================  ===============
Deland, FL                  10/23/95        9.70        12/31/99       $1,917,696                 $1,400,000         $194,513
Rochester, NY               10/23/95        9.70        12/31/14        1,750,529                  1,469,375          192,191
                                           10.00        12/31/14          183,567                    130,625                0
Pascagoula, MS              10/23/95        9.75        12/31/16        2,035,284                  1,190,217          207,549
                            10/23/95       12.00        12/31/16          187,335                    175,125                0
                            10/01/97       11.00        12/31/16           39,742                     34,658                0
                            01/10/98       11.00        12/31/16           72,328                     68,428                0
Janesville, WI              10/23/95       10.25        12/31/15        2,138,975                  1,400,001          229,907
                            02/11/98       11.00        12/31/15           16,584                     15,000                0
Marietta, OH                10/23/95        8.32        12/31/14        3,101,392                  2,894,642          301,640
                            10/23/95       11.00        12/31/14           28,548                     20,000                0
Mt. Pleasant, PA            10/23/95        9.18        12/31/15        2,498,786                  2,287,405          239,245
                            10/01/97       11.00        12/31/14           14,478                     12,626                0
No. Canton, OH              10/23/95        9.11        12/31/14        2,813,466                  2,146,933          267,240
                            10/23/95       11.00        12/31/14           37,589                     26,575                0
                            10/15/96       11.00        12/01/14           32,385                     25,650                0
Owensboro, KY               10/23/95       10.00        12/31/15        2,739,304                  2,738,751          287,091
                             4/15/98       11.00        12/31/15           27,217                     25,410                0
Quincy, IL                  10/23/95       10.00        12/31/98        5,633,307    a             1,885,774          191,973
Natchez, MS                 10/23/95       10.00        05/01/08        3,479,370    a             1,228,505          133,969

                                                                  Face Amount of
                                      Interest    Final Maturity     Mortgage           Carrying Amount of     Interest Due
      Location         Closing Date   Rate (%)         Date            Loans              Mortgage Loans        and Accrued
=====================  ============= ===========  ==============  =============== ==== =====================  ===============

Streetsboro, OH             10/23/95        9.68        12/31/14        2,254,317                  1,748,954          228,135
                            10/23/95        11.0        12/31/14           29,643                     21,447                0
                            10/15/96       11.00        12/01/14           24,746                     19,600                0
                            11/07/97       11.00        12/31/14           11,345                     10,000                0
Sandy, PA                   10/23/95       10.00        12/31/99        2,740,202    a             1,164,620          122,012
Franklin, PA                10/23/95       10.00        12/31/99        2,740,202    a             1,164,620          122,012
Clarksville, TN             10/23/95        9.75        12/31/99        3,379,184    a             1,326,879          135,311
Montgomery, AL              10/23/95        9.75        12/31/99        2,185,302                    875,000          222,855
Paris, TN                   10/23/95       10.00        12/31/99        3,160,401                  1,347,733          330,938
                            10/23/95       11.00        12/31/99           74,163                     51,016                0
Savannah, TN                10/23/95        9.88        12/31/99        1,157,445                    430,001          119,619
Danville, IL                10/23/95        9.75        12/31/99        1,764,370                    800,001          179,923
Warsaw, VA                  10/23/95        9.75        12/31/99        1,373,947                  1,017,030          140,115
Southwick, MA               10/23/95        9.75        12/31/99        1,368,587                    816,275          139,564
Walpole, NH                 10/23/95        9.75        12/31/99        1,368,587                    954,564          139,564
Baton Rouge, LA             10/23/95        9.75        12/31/99        4,294,990                  3,832,052          437,994
Palatka, FL                 10/23/95        9.75        12/31/99        2,288,453                  1,607,290          233,379
                            12/09/98       11.00        12/31/99           27,687                     24,650                0
Columbus, NE                10/23/95        9.75        12/31/99        2,376,262                  2,111,331          242,328
Hamilton, NY                10/23/95        9.75        12/31/99        1,435,266                  1,031,024          146,365
                                                                        ---------                  ---------          -------
                                                          Totals      $62,802,981                $39,529,787       $5,185,432
                                                                       ==========                 ==========        =========
---------------------  ------------- -----------  --------------  --------------- ---- ---------------------  ---------------

a - Includes discount elements totaling in aggregate $11,202,305.

The following schedule represents a roll forward of Wraparound Notes for the years ended December 31, 1998 and 1997:


                                                               1998                      1997
=================================================== ========================== =========================
Beginning balance                                                $  59,402,931             $  71,431,945
Investment in wraparound notes                                         108,838                    81,934
Principal repayments                                               (5,190,630)               (4,578,169)
Notes satisfied from property sales                               (14,791,352)               (4,942,647)
Valuation allowance                                                          0               (2,590,132)
                                                              ----------------               ----------
Ending balance                                                   $ 39,529,787             $  59,402,931
                                                                 =============            ==============
--------------------------------------------------- -------------------------- -------------------------

At December 31, 1998 and 1997 the Wraparound Notes had a valuation allowance of $0 and $2,590,132, respectively. The aggregate carrying value of the Wraparound Notes adjusted by the valuation allowance is $0 and $12,160,890, respectively.

Included in the Wraparound Notes carrying amount is $6,769,960, which represent the non-discount portion, and $11,202,305, which represents the discount portion, of certain original issue discount mortgage notes (the "Discount Notes"). The carrying value of the Wraparound Notes exclude such discount portion of the Discount Notes. The Partnerships are obligated to make fixed payments on the non-discount portion of the Discount Notes and are not obligated to make any principal payments on the discount portion of the Discount Notes. The Company does not recognize income from the discount portion of the Discount Notes due to uncertainty regarding the realization of such amounts.

On December 31, 1998 the Wraparound Note on the Underlying Property located in Quincy, Illinois, (the "Quincy Property") matured. The face amount of the Wraparound Note on the Quincy Property is approximately $4,904,000, such figure accounts for the 1998 principal payment of $728,919 which was made in January 1999. The Company, as the holder of the Wraparound Note on the Quincy Property is currently seeking payment from the Partnership that issued such Wraparound Note. On March 1, 1999, the mortgagor of the Underlying Debt sent a demand letter to collect the outstanding balance of approximately $2,910,000 of the Underlying Debt which had matured in July 1998. In accordance with the terms of the wraparound mortgages, the Underlying Debt must be satisfied prior to the Company receiving payment from the Partnership on the Wraparound Note on the Quincy Property. See the discussion regarding the Quincy Property in the footnote entitled Leases herein.

The maturity dates of the remaining 39 Wraparound Notes and Wraparound Mortgages range from December 1999 to December 2016, of which 17 Wraparound Notes and Wraparound Mortgages are due to mature on December 31, 1999, (the "Maturing Wrap Debt"). The Company, as the holder of the Maturing Wrap Debt will seek payment from each Partnership that issued the respective Maturing Wrap Debt. In order for each such Partnership to make payment, one of the following events may occur; (i) the Partnership may sell the Underlying Property securing the respective Maturing Wrap Debt, (ii) the Company, as the holder of a Maturing Wrap Debt, may obtain ownership of the Underlying Property securing the Maturing Wrap Debt in lieu of payment on the Maturing Wrap Debt via foreclosure or (iii) the Company may extend the Maturing Wrap Debt to a future maturity date upon terms to be determined at that time. See the discussion regarding the Maturing Wrap Debt in the footnote entitled Leases herein.

6.     Investments

On February 27, 1997, UPI was merged (the "UPI Merger") into a wholly owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"). In connection with the UPI Merger, the 356,400 shares of UPI Preferred Stock which the Company owned as of the date of the UPI Merger were converted into 356,400 shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares"). The Company believes that the terms of the Kranzco Series C Shares are similar to the terms of the UPI Preferred Stock, because the Kranzco Series C Shares (i) have the same redemption price and liquidation preference and price ($10 per share) as the UPI Preferred Stock, (ii) pay cumulative dividends at the rate paid on the UPI Preferred Stock as of the date of the UPI Merger (8%), and (iii) are required to be redeemed ratable on a quarterly basis over a two year period from the date of the UPI Merger, as compared to the UPI Preferred Stock, which was not required to be redeemed until the year 2002 (although UPI could, at its option, redeem shares of UPI Preferred Stock at any time).

The Company, as the holder of 44,550 shares of Kranzco Series C Redeemable Preferred Shares as of December 31, 1998, is entitled to receive from the redemption of such shares, in one installment, an aggregate amount of cash equal to approximately $445,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such final redemption payment liquidated the Company's holdings of Kranzco Series C Redeemable Preferred
Shares, and accordingly, the Company is not entitled to future redemption payments on such shares.

7.     Leases

As Lessor

The Properties have a gross leaseable area of approximately 2,218,645 and 2,642,048 square feet of which approximately 96% and 94% was leased as of December 31, 1998 and 1997, respectively.

Minimum base rental income under tenant lease agreements relating to the Properties having remaining lease terms ranging from one to 33 years at December 31, 1998 is as follows (dollars amounts in thousands):


Year Ending December 31st:
====================================
      1999                   $ 8,258
      2000                     6,597
      2001                     5,307
      2002                     4,276
      2003                     3,495
   Thereafter                  8,658
                               -----
      Total                 $ 36,591
                            ========
----------------- ------------------

For the years ended December 31, 1998, 1997 and 1996, no tenant at any individual property accounted for more than 10% of the Company's total revenue. However, the total revenue from K- mart Corporation's nine leases with the Company accounted for approximately 29%, 32% and 30%, respectively, of the Company's aggregate rent revenue.

As Lessee

Minimum rental expense under the Master Leases, having original lease terms ranging from 1998 to 2016, at December 31, 1998 is as follows (dollar amounts in thousands):


Year Ending December 31st:
====================================
      1999                   $ 7,535
      2000                     2,370
      2001                     2,370
      2002                     2,370
      2003                     2,370
   Thereafter                 28,546
                              ------
      Total                 $ 45,561
                            ========
----------------- ------------------
Although the Company's lease payments are not contingent upon receiving rent from the Properties, such payments are expected to be made from such receipts and the receipt of interest and principal payments from the Wraparound Notes.

On December 31, 1998, the Master Lease on the property located in Quincy, Illinois (the "Quincy Property") expired. As a result of such Master Lease expiration, the Company, as the tenant under such Master Lease, assigned all of its rights, title and interests in the Quincy Property to Quincy Plaza Associates, the landlord under such Master Lease and Quincy Plaza Associates assumed all of the Company's related obligations under such Master Lease.

On December 31, 1998, the Master Lease on the property located in Natchez, Mississippi (the "Natchez Property") expired. As a result of such Master Lease expiration, the Company, as the tenant under such Master Lease, assigned all of its rights, title and interests in the Natchez Property to Quincy II Plaza Associates, the landlord under such Master Lease and Quincy II Plaza Associates, assumed all of the Company's related obligations under such Master Lease.

The expiration dates of the remaining 23 Master Leases range from December 1999 to December 2016, of which 15 Master Leases are due to expire on December 31, 1999, (the "Expiring Master Leases"). As a result of the Expiring Master Leases, the Company, as the tenant under such Expiring Master Leases, may (i) assign all of its rights, title and interests in the Underlying Properties subject to the respective Expiring Master Leases to the Partnership, that is the landlord under the Expiring Master Leases and such Partnership may assume all of the Company's related obligations under the respective Expiring Master Leases or (ii) may extend such Expiring Master Leases.

8.     Mortgages and Notes Payable

The mortgages and notes payable are non-recourse to the Company and are collateralized by the Properties. The scheduled principal payments of the mortgages and notes payable at December 31, 1998 are as follows (dollar amounts in thousands):


Year Ending December 31st:
====================================
      1999                   $ 5,783
      2000                     2,268
      2001                     2,493
      2002                     3,872
      2003                     2,773
   Thereafter                 30,788
                              ------
      Total                 $ 47,977
                            ========
----------------- ------------------

The interest rates on the mortgages and notes payable range from 5.75% to 13.5%. The mortgage and notes payable and related terms at December 31, 1998 for the Properties are summarized as follows (dollar amounts in thousands, except as noted):

                        Principal                     Monthly Payment
                        Balance at      Interest     Provisions (Actual   Maturity
      Location           12/31/98       Rate (%)          Dollars)        Date (2)
====================  ============== =============== ================== =============
Deland, FL                      $837           8.875            $14,016        4/1/03
Rochester, NY                  1,068           9.250             15,992        1/1/02
Janesville, WI                   907            9.00             14,060       7/31/02
                                 110            9.00              1,529        8/1/07
Marietta, OH                   1,900     5.75 - 6.70                (1)       3/15/07
Mt. Pleasant, PA               1,275     6.50 - 6.80                (1)        5/1/07
No. Canton, OH                 2,049            9.00             21,669       9/30/12
Owensboro, KY                  1,520     6.50 - 6.80                (1)       12/1/07
Quincy, IL                     2,910            7.75             27,912        7/1/98
Natchez, MS                    2,191            7.59             15,519        5/1/08
Streetsboro, OH                1,285     6.35 - 6.70                (1)       12/1/06
Sandy, PA                      1,395            7.00                (1)       12/1/06
Franklin, PA                   1,385            6.00                (1)      12/15/07
Clarksville, TN                1,450      6.00 -6.80                (1)       10/1/06
Montgomery, AL                 1,213            8.75             14,500        4/1/07
Paris, TN                        563           13.50              8,859        4/1/08
                                 356            9.25              8,467        7/1/03
Savannah, TN                     273            9.50              6,612       1/31/03
Danville, IL                     402           9.625              9,663        9/1/02
Warsaw, VA                       787          13.125             11,373       10/1/09
Southwick, MA                    764           11.50              9,857        9/1/09
Walpole, NH                      764           11.50              9,857        9/1/09
Baton Rouge, LA                1,902           12.00             33,583       12/1/05
Sunrise, FL                    1,155            7.48              8,095        5/1/08
Jacksonville, FL               1,833            7.87             13,335        5/1/08
Orange Park, FL                1,294            7.39              8,992        4/1/08
Boca Raton, FL                 1,795            7.39             12,450        7/1/08
West Palm Beach, FL              879            7.51              6,159        9/1/08
Jacksonville, FL               3,947            8.00             28,984       10/1/08
Ft. Lauderdale, FL             2,398            7.00             15,967      11/11/08
Davie, FL                      3,219            7.58             22,684       11/1/08
Palatka, FL                    1,130           12.00             17,247       11/1/07
Columbus, NE                   1,317           12.00             17,201        9/1/10
                                  62            9.50                697        7/1/11
Hamilton, NY                     792          13.125             11,373       12/1/09
Zanesville, OH                   850            9.50             14,295       5/31/99
                                 ---
Total                        $47,977
--------------------  -------------- --------------- ------------------ -------------

       (1) Principal and interest are paid semi annually in accordance with the bond documents.

       (2)  Certain   mortgages  and  notes  contain   various  terms  regarding
prepayment penalties.

The following schedule represents a reconciliation of the mortgages and notes payable for the years ended December 31, 1998 and 1997:


                                            1998               1997
==================================== ================== ==================
Balance at January 1st                    $  67,739,564     $   74,425,216
Principal repayments                       (38,511,435)        (6,685,652)
Proceeds from loans                          18,749,000                 0
                                             ---------- -------------------
Balance at December 31st                   $ 47,977,129     $  67,739,564
                                           ============     ==============
------------------------------------ ------------------ ------------------


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

On December 21, 1995, the conversion ratio for the Series A Preferred Stock was adjusted to provide for the receipt of one share of Common Stock upon the conversion of .91 shares of Series A Preferred Stock. Previously, the conversion ratio was 1.6 shares of Series A Preferred Stock for one share of Common Stock. The new conversion ratio, which was effective as of November 1, 1995, was determined pursuant to the Certificate of Designations for the Series A Preferred Stock, which required the adjustment to be made in connection with the Distribution.

After September 30, 1995, holders of the Series A Preferred Stock having a liquidation preference of $10.00 per share, were no longer entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 per share on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to declare a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was declared, the number of persons entitled to serve as directors on Milestone's Board of Directors was increased by one, and the holders of the Series A Preferred Stock, who, at that date, only elected one member of the Board of Directors, were entitled to elect a second member of the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant.

Milestone's Board of Directors determined not declare any dividends on the Series A Preferred Stock for the years ended December 31, 1998 and 1997. The last dividend declared by the Company was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

In May 1994, the Common Stockholders approved the adoption of the 1993 Employee Stock Option Plan (the "Employee Stock Option Plan"). The total number of shares of Common Stock which may be issued pursuant to the exercise of options granted under the Employee Stock Option Plan is 300,000. The Compensation Committee of the Board of Directors (the "Compensation Committee") made initial grants in December 1993 under such plan totaling 146,000 options (the "Initial Grant") which are exercisable for 146,000 shares of Common Stock at a per option exercise price of $4.75. In June 1997, the Compensation Committee canceled the Original Issue and reissued 146,000 options which are exercisable for 146,000 share of Common Stock at a per option exercise price of $0.50. At the same time, the Compensation Committee granted 154,000 option which are exercisable for 154,000 shares of Common Stock at a per option exercise price of $0.50. Options granted under the Employee Stock Option Plan expire on the tenth anniversary of the date of their grant, or upon termination of the grantee's employment with the Company. During the years ended December 31, 1998, 1997 and 1996, zero, 23,800 and zero such options were canceled upon resignation of an employee, respectively.

In May 1994, the Common Stockholders also approved the adoption of the 1993 Non-Employee Director Stock Option Plan (the "Non-Employee Director Stock Option Plan"). Options granted under such plan expire on the tenth anniversary of the date of their grant, or upon the grantee's removal or resignation from the Board of Directors. The exercise price for each option granted under the Non-Employee Director Stock Option Plan is determined be averaging the high and low trading prices of the Common Stock as reported on either the New York Stock Exchange (through September 10, 1998) or the Over-The-Counter Bulletin Board (effective September 11, 1998) on the date of such options. Under the Non-Employee Director Stock Option Plan, the Company granted 2,500 options to each non-employee director in each of 1993 (upon adoption of the plan), 1994, 1995, 1996 and 1997, at a per option exercise price of $4.75, $4.375, $1.375, $1.6875 and $0.50, respectively. As of December 31, 1998, all of the non-employee director options granted in 1993 though 1996 are exercisable and one half of the options granted in 1997 are exercisable. Pursuant to such plan, each non-employee director was granted 2,500 options upon adoption of such plan in 1994 and is granted 2,500 options at each annual meeting of the stockholders of the Company. No options were granted to the non-employee directors in 1998 due to the fact that an annual meeting of the stockholders of the Company was not held in 1998. The impact on earnings of the fair value of the options granted to has been deemed insignificant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS" No. 123"). SFAS No. 123 requires expanded disclosure of stock based compensation arrangements with employees, and encourages, but does not require compensation cost be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock based compensation awards. Accordingly, no compensation costs related to employee options have been recognized in the consolidated financial statements of the Company.

No options were exercised and no options were granted during the years ended December 31, 1998. The pro form disclosure provisions of SFAS No. 123 for the year ended December 31, 1998, 1997 and 1996 are as follows:


                                                        1998                  1997                  1996
============================ ================= ======================  ==================  ======================
Net Loss                     As Reported              $   (8,431,112)     $   (3,430,731)         $   (2,486,974)
                             Pro Forma                    (8,460,946)         (3,443,748)             (2,486,974)
Loss per Common Share        As Reported                   $   (1.99)          $   (0.82)              $   (0.65)
                             Pro Forma                         (1.93)              (0.79)                  (0.65)
---------------------------- ----------------- ----------------------  ------------------  ----------------------

For the purposes of providing pro forma disclosures, the fair value of options granted in 1997 were estimated using the Black Scholes options pricing model with the following weighted average assumption; (i) a risk free interest rate of 5.06%, (ii) an expected life of one year, (iii) volatility of 52.20% and (iv) no dividends. The estimated fair value compensation cost of the related options was amortized to expense over the options' vesting period.

Certain information relating to the options under the Employee Stock Option Plan and the Non- Employee Director Stock Option Plan during the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               1998                             1997                            1996
                                  ==============================  ================================ ==============================
                                    Number         Weighted          Number          Weighted        Number         Weighted
                                      of            Average            of            Average           of            Average
                                    Options     Exercise Price       Options      Exercise Price     Options     Exercise Price
================================= ===========  =================  ============= ================== ===========  =================
Outstanding at January 1st            313,700           $   0.74        176,000           $   4.46     168,500           $   4.58
Granted                                     0                n/a        307,500               0.50       7,500             1.6875
Exercised                                   0                n/a              0                n/a           0                n/a
Forfeited                                   0                n/a      (169,800)               4.15           0                n/a
                                  -----------                         ---------                    -----------
Outstanding at December 31st          313,700             $ 0.74        313,700             $ 0.74     176,000             $ 4.46
                                      =======                           =======                        =======
Options exercised at December 31st          0                                 0                              0
--------------------------------- -----------  -----------------  ------------- ------------------ -----------  -----------------

10.    Income Taxes

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                       1998              1997              1996
=============================================== ================== ================= ================
Current Tax:
Federal                                                      $   0             $   0      $   524,317
State and Other                                            188,768            64,245          123,069
                                                           -------            ------          -------
Total Current Tax                                          188,768            64,245          647,386
Deferred Tax:
Federal                                                    904,645         (667,657)         (11,894)
State and Other                                            159,643         (117,822)        (269,054)
                                                           -------         ---------        ---------
Total Deferred Tax                                       1,064,288         (785,479)        (280,948)
                                                         ---------         ---------        ---------
Total provision (benefit) for income taxes             $ 1,253,056     $   (721,234)    $    366,438
                                                       ===========     =============    =============
----------------------------------------------- ------------------ ----------------- ----------------

Temporary differences between the amount reported in the consolidated financial statements and the tax basis of assets and liabilities results in deferred taxes. There was a change in the valuation allowance for deferred tax assets of $4,953,862 and $(340,576) for the years ended December 31, 1998 and 1997, respectively. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income in the future. Although such realization is not assured, the Company believes that it is more likely than not that the deferred tax asset not allowanced will be recognized. Should estimates of future taxable income be reduced the deferred tax asset valuation allowance would be adjusted accordingly. The Company has a tax net operating loss carry forward of approximately $13,905,000 at December 31, 1998. Deferred tax assets and liabilities at December 31, 1998, 1997 and 1996 are as follows:


                                                                     1998              1997              1996
============================================================== ================= ================= =================
Deferred Tax Assets:
Acquisition Costs                                                    $   880,345     $   1,025,222     $   1,078,538
Unrealized holding loss on U.S. Treasury Notes, sold short                     0                 0           517,553
Principal amortization on Wraparound Notes                             1,408,957         2,000,385         2,210,868
Unrealized holding loss on Available-for-Sale securities                       0                 0           146,531
Allowance on Wraparound Notes                                          1,380,811         1,380,811           344,758
Net Operating Loss Carryforward                                        4,953,862                 0                 0
Other                                                                    613,697           880,897          421,409
                                                                         -------           -------          -------
Gross Deferred Tax Assets                                              9,237,672         5,287,315         4,719,657
Less: Valuation Allowance                                             (5,968,862)       (1,015,000)       (1,355,576)
                                                                     -----------       -----------       -----------
Deferred Tax Asset, net of valuation allowance                         3,268,810         4,272,315        3,364,081
                                                                       ---------         ---------        ---------
Deferred Tax Liabilities:
Accelerated depreciation                                                 274,740           213,957            91,208
                                                                         -------           -------            ------
Gross deferred tax liabilities                                           274,740           213,957            91,208
                                                                         -------           -------            ------
Net deferred tax asset                                               $ 2,994,070       $ 4,058,358       $ 3,272,873
                                                                      ==========        ==========        ==========
-------------------------------------------------------------- ----------------- ----------------- -----------------

The provision (benefit) for income tax differs from the amount obtained by applying the statutory federal income tax rate to pre-tax losses for the following reasons:


                                                                              1998         1997        1996
========================================================================= ============  =========== ===========
Amount computed on pre-tax income                                              (35.0)%      (35.0)%     (35.0)%
Increase (decrease) in taxes:
From State and other taxes net of Federal tax benefit                              4.6          2.1       (5.2)
Valuation allowance                                                               60.4         15.5        55.9
Basis difference on asset dispositions                                          (10.6)          0.0         0.0
Deferred tax adjustments                                                         (1.8)          0.0         0.0
Other                                                                            (0.3)          0.0         0.0
Total                                                                          17.3%        (17.4)%     17.3%
                                                                               =======      =======     =======
------------------------------------------------------------------------- ------------  ----------- -----------

11.    Fair Value of Financial Instruments

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

Cash and cash equivalents, accounts and loan receivables and accounts payable and accrued expenses are reflected in the consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short term nature. The Company estimates the fair value of its long term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 1998 and 1997, the carrying value of the notes and mortgages payable and the fair value of such instruments was not considered to be significantly different.

The fair value of the Wraparound Notes has been estimated by management based on the estimated fair value of the Underlying Properties. At December 31, 1998 and 1997, the fair value of the Wraparound Notes was estimated to be $62,802,981 and $65,997,009, compared to a carrying value amount of $39,529,787 and $59,402,931, respectively.

For the investment in Kranzco Series C Cumulative Redeemable Preferred Shares the estimate fair value, which approximates carrying amount, is based on the applicable mandatory redemption price and the dividend interest rates and is evaluated using interest rates currently offered on like securities with similar remaining maturities.

The fair value estimates presented herein are based on information available as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation has not been performed for purposes of these financial statement disclosures and current estimates of fair value may differ significantly from the amount presented herein.

12.    Related Party Transactions

The Company is party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord properties, provides certain personnel and office space and general office services to Concord which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. For the years ended December 31, 1998, 1997 and 1996 reimbursed expenses to the Company were $215,684, $338,394 and $420,743, respectively.

As of December 31, 1998 and 1997, the Company had recorded receivables from Concord of $598,765 and $391,851, respectively. Such receivables consist of management fees due to the Company and expenses for general office services as well as salary reimbursements.

Concord is wholly owned by Leonard S. Mandor and Robert A. Mandor, both of whom are executive officers and directors of Concord and the Company, and both of whom may be deemed to beneficially own more than a majority of the voting stock of the Company.

Concord beneficially owns 2,901,098 shares of Common Stock at December 31, 1998 and 1997. The wholly owned subsidiaries of Concord own 2,698,765 shares and the two limited partnerships, which are the sole general partners of the wholly owned subsidiaries of Concord, own 202,333 shares at December 31, 1998 and 1997.

In addition, the Company received property management fees of $132,388, $107,725 and $107,007 during 1998, 1997 and 1996, respectively, from a partnership whose general partner is an affiliate of the Company.

In connection with the UPI Merger, UPI terminated its property management and management services agreements with the Company. The Company does not expect the termination of these agreements to have a materially adverse effect on the operations or financial condition of the Company. The aggregate annual fee paid by UPI to the Company under these agreements for the years ended December 31, 1998, 1997 and 1996 were $0, $108,588 and $1,235,831, respectively.

13.    Commitments and Contingent Liabilities

The  Company's  office  facility  in  Boca  Raton,   Florida  is  subject  to  a
noncancellable five year operating lease agreement commencing January 1, 1998 and expiring December 31, 2002. Aggregate annual rental payments for the year ended December 31, 1998, 1997 and 1996 for the Company were $176,374, $758,193 and $752,344, respectively. Future minimum annual payments under the noncancellable operating lease agreement, as of December 31, 1998, are as follows:


Year Ending December 31st:
=====================================
       1999                   183,479
       2000                   190,805
       2001                   198,421
       2002                   206,358
                              -------
      Total                 $ 779,063
                            =========
------------------  -----------------

Under a long term incentive bonus plan, the Company has accrued zero and $669,460 for bonuses to be paid to certain officers relating to the years ended December 31, 1998 and 1997, respectively. The Company has accrued performance related bonuses to certain executive officers in the amount of $486,041 and $426,870 for the years ended December 31, 1998 and 1997, respectively.

The Company has accrued for litigation expenses and settlement fees relating to a class action and derivative lawsuit brought against the Company. Such settlement requires, among other things, (i) the payment of $3.00 in cash in exchange for each eligible share of Series A Preferred Stock required to be surrendered as of the close of business on March 5, 1999 and (ii) the plaintiffs attorney fees not to exceed $750,000. See note 14. Legal Proceedings for additional information regarding the class action and derivative lawsuit.

Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell or rent a property, or to borrow using a property as collateral may be adversely affected by the presence of these substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company, has not incurred any costs of removal or remediation of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any environmental conditions at any of the properties that it owns or in which it has an investment.

14.    Legal Proceedings

During 1996 Milestone, certain past and present members of its Board of Directors, executive officers, and Concord were named as defendants in a purported class action and derivative lawsuit (the "Winston Actions") commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the actions, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself, all other Series A Preferred Stockholders and derivatively on behalf of Milestone, alleged that in connection with the Acquisition and certain related transactions (collectively, the "Transactions"), Milestone and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the properties which were not transferred to UPI in the Transfer were grossly inferior to the properties that were transferred to UPI.

         On August 5, 1998, the counsel for the named plaintiff in the Winston Actions and the counsel for the defendants entered into a Stipulation and Agreement of Settlement (the "Winston Settlement Agreement") which memorialized the terms of a settlement (the "Winston Settlement") of the Winston Actions. On January 28, 1999, the Delaware Court approved the Winston Settlement Agreement, which approval became final effective as of the close of business on March 5, 1999. At such time, (i) the shares of Series A Preferred Stock owned by each Series A Preferred Stockholder who was eligible to participate in the Winston Settlement and who did not properly opt out of the Winston Settlement and who owned shares of Series A Preferred Stock as of the close of business on March 5, 1999 were canceled and represented only the right of such Series A Preferred Stockholder to receive $3.00 in cash from the Company in exchange for each such share; (ii) the holders of shares of the Series A Preferred Stock between October 23, 1995 and the close of business on March 5, 1999, other than Series A Preferred Stockholders who properly opted out of the Winston Settlement Agreement or who were precluded from participating in the Winston Settlement, released any and all claims they may have had against the Company and the other named defendants in connection with the Transactions; (iii) Milestone's stockholders other than Series A Preferred Stockholders who were eligible to participate in the Winston Settlement and who properly opted out of the Winston Settlement released all derivative claims in connection with the Transactions; and (iv) the Winston Actions were dismissed. In connection with the Winston Actions, the Company retained counsel for all of the defendants (including, without limitation, Leonard S. Mandor, Robert A. Mandor, Harvey Jacobson, Gregory McMahon and Geoffrey Aaronson (each of whom is a director and/or officer of the Company)) and assumed responsibility for the payment of all legal fees incurred by such persons in connection with the Winston Actions and the Winston Settlement (subject to the insurance coverage litigation described below).

         The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed by the Company with the Commission on August 14, 1998 as Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

         The Company maintains a directors and officers insurance and company reimbursement policy (the "National Policy") issued by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") issued by Stonewall Surplus Lines Insurance Company, now known as American Dynasty Surplus Lines Insurance Company ("Stonewall"), with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National
Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. The initial complaint in the new lawsuit was served on each of National Union and Stonewall on February 12, 1999 and on March 17, 1999 the Company filed an amended complaint, which, among other things, added the other defendants to the Winston Actions as plaintiffs. National Union and Stonewall have until March 29, 1999 to answer the amended complaint. In connection with this action, the Company has retained counsel for all of the plaintiffs and is assuming responsibility for the payment of all legal fees incurred by such persons in connection with this action. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

15.      Subsequent Events

On January 28, 1999 the Delaware Court approved the Winston Settlement at a hearing held for such purpose. The order of the Delaware Court became final upon expiration of a 30 day appeal period which began on February 3, 1999, the day the Court's order was entered upon the Court's docket, and expired at the close of business on March 5, 1999.

At the close of business on March 5, 1999, Milestone canceled and retired 2,983,284 shares of its Series A Preferred Stock, representing approximately 99% of the then outstanding shares of Series A Preferred Stock, pursuant to the terms of the Winston Settlement.

As a result of the Winston Settlement, the Company is required to reserve approximately $9,000,000 with a court appointed trustee for twelve months. On March 18, 1999 the Company wired approximately $9,000,000 to such court appointed trustee to be held for the benefit of the plaintiffs.

     See note 14. Legal Proceedings, for a description of the court Winston Actions and the Winston Settlement.

16.      Consolidated Quarterly Summary of Operations

The following is a summary of financial information with respect to the Company's operations for the four fiscal quarters during fiscal year 1998:


                                                        Fourth                Third            Second            First
                                                        Quarter              Quarter          Quarter           Quarter
================================================== ================= ===  ==============  ================  ===============
Total revenues                                           $ 8,094,090   a      $6,331,620        $5,429,905     $  5,659,776
Total expenses                                           12,719,360    b      6,327,988         6,964,991        6,681,108
                                                         -----------          ----------        ----------       ---------
(Loss) income before income taxes                        (4,625,270)               3,632       (1,535,086)      (1,021,332)
Provision (benefit) for income taxes                      2,606,499            (367,821)         (498,584)        (487,038)
                                                          ----------           ---------         ---------        ---------
Net (loss) income                                      $ (7,231,769)        $   371,453       $(1,036,502)     $  (534,294)
                                                       =============        ============      ============     ============
Net (loss) income per common share                        $   (1.71)           $   0.09         $   (0.25)       $   (0.13)
                                                         ===========           =========        ==========       ==========
Weighted average common shares outstanding                 4,235,245           4,230,245         4,225,727        4,213,368
                                                           =========           =========         =========        =========
-------------------------------------------------- ----------------- ---  --------------  ----------------  ---------------

Note:
     (a) Includes approximately $4,251,000 of gain on sale of real estate and real estate related assets.

     (b)  Includes  approximately   $7,084,000  of  accrued  litigation  expense
directly related to the Winston Settlement See Item 14. Legal Proceedings for a description of the Winston Action and the Winston Settlement.

                                    MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                                                    SCHEDULE III
                                      Real Estate and Accumulated Depreciation
                                                 December 31, 1998

                                                                      Cost of                    Accumulated   Date     Depreciation
           Location        Encumbrances     Land       Building     Improvements     Total      Depreciation   Acquired       Life
======================= ================== =========== ============ ============ ============= ============== ========== ===========
Pine Oak Plaza,
Sunrise, FL                  $   1,155,466 $   110,000  $   990,000  $   49,845    $1,149,845   $   (36,976)   9/24/97         50
Regency Walk,
Jacksonville, FL                 1,832,595     215,000    1,935,000      68,847     2,218,847       (36,937)   4/01/98         50
Orange Park,
Orange Park, FL                  1,294,056     150,000    1,350,000           0     1,500,000       (20,250)   4/17/98         50
Teeca Plaza,
Boca Raton, FL                   1,795,235     207,500    1,867,500     103,823     2,178,823       (39,440)   7/15/98         50
Country Grove Plaza,
W. Palm Beach, FL                  878,877     110,000      990,000           0     1,100,000        (6,600)   9/11/98         50
Mandarin Central,
Jacksonville, FL                 3,947,350     465,000    4,185,000           0     4,650,000       (20,925)  10/13/98         50
Pine Crest,
Ft. Lauderdale, FL               2,398,033     320,000    2,880,000           0     3,200,000       (14,400)  10/27/98         50
Lincoln Park,
Davie, FL                        3,219,000     384,000    3,456,000           0     3,840,000       (11,520)  11/10/98         50
Sunrise Shopping Center
Zanesville, OH                     850,193           0    2,530,219     120,463     2,650,682    (1,096,709)  10/23/95         50
Family Dollar Stores,
Blackstone, VA                           0           0      794,909       8,607       803,516      (595,293)  10/23/95      26.65
Totals                        $ 17,370,805 $ 1,961,500 $ 20,978,628   $ 351,585   $23,291,713  $ (1,879,050)
                              ============ =========== ============   =========   ===========  =============
----------------------- ------------------ ----------- ------------ ----------- ------------- -------------- ---------  ---------

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 1998


Reconciliation of Property and Improvements:


                                  1998              1997              1996
==================== ================= ================= =================
Beginning Balance          $25,546,306       $24,268,310       $24,221,311
Acquisitions                18,515,000         1,100,000                 0
Improvements                   351,585           177,996            46,999
Dispositions              (21,121,178)                 0                 0
                          ------------ -----------------------------------
Ending Balance           $23,291,713         $25,546,306       $24,268,310
                         =============       ===========       ===========
-------------------- ----------------- ----------------- -----------------


Reconciliation of Accumulated Depreciation:


                                  1998              1997              1996
====================== ================= ================= =================
Beginning Balance             $6,065,951        $5,545,018        $5,063,178
Depreciation expense             492,686           520,933           481,840
Dispositions                 (4,679,587)                 0                 0
                             ----------- -----------------------------------
Ending Balance               $1,879,050         $6,065,951        $5,545,018
                             ===========        ==========        ==========
---------------------- ----------------- ----------------- -----------------


At December 31, 1998, the tax basis of the Company's owned real estate was approximately $22,616,000.