Form 10-K405/A
period 1998-12-31
MILESTONE PROPERTIES INC
filed 1999-04-30
CIK 858387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the fiscal year ended                     December 31, 1998
                                -----------------------------------------------
                                            OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the transition period from                          to
                                     --------------------------  --------------

              Commission file number 1-10641
                                     -------

                           MILESTONE PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      65-0158204
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



150 E. Palmetto Park Rd., 4th  Floor, Boca Raton, FL                 33432
----------------------------------------------------              ----------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (561) 394-9533
                                                  ------------------------------

    Securities Registered pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

       $.78 Convertible Series A Preferred Stock, par value $.01 per share
       -------------------------------------------------------------------
                                (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by any amendment to this Form 10-K. [x]

       The aggregate market value of the common equity of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of a share of the Registrant's Common Stock on March 12, 1999, was approximately $1,623,836.

     As of the close of business on April 26, 1999, 4,251,042 shares of the Registrant's Common Stock were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

EXPLANATORY NOTE

         At the time the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 1998, the Registrant intended to incorporate by reference to its Proxy Statement for its 1999 Annual Meeting of Stockholders the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K, as permitted by General Instruction G of Form 10-K. However, since the Registrant no longer expects to file with the Securities and Exchange Commission the definitive Proxy Statement for its 1999 Annual Meeting of Stockholders within the time frame General Instruction G permits for incorporation by reference, the missing information is being provided by the filing of this amendment.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the directors and executive officers of the Company is set forth below:

         Leonard S. Mandor, age 52, has served as Chairman of the Board and Chief Executive Officer of the Company since it began operations in December 1990. Mr. Mandor is also the Chairman of the Board and Chief Executive Officer of Concord. Mr. Mandor has been associated with Concord since its inception in 1981. Mr. Mandor's current term as a director of the Company expires at the Company's 1999 Annual Meeting of Stockholders and he has been nominated to serve a new term commencing as of the date of the 1999 Annual Meeting of Stockholders and expiring on the date of the Company's Annual Meeting of Stockholders to be held in 2002 and until his successor has been elected and qualified.

         Robert A. Mandor, age 47, has served as President, Chief Financial Officer and a director of the Company since it began operations in December 1990. Mr. Mandor is also the President, Chief Financial Officer and a director of Concord. Mr. Mandor has been associated with Concord since its inception in 1981. Mr. Mandor's term as a director of the Company was set to expire at the Company's Annual Meeting of Stockholders that was to be held in 1998. Since the Company did not hold an Annual Meeting of Stockholders in 1998, Mr. Mandor's current term as a director of the Company expires at the Company's 1999 Annual Meeting of Stockholders and he has been nominated to serve a new term commencing as of the date of the 1999 Annual Meeting of Stockholders and expiring on the date of the Company's Annual Meeting of Stockholders to be held in 2001 and until his successor has been elected and qualified.

         Geoffrey S. Aaronson, age 48, has been a director of the Company since December 1990. Mr. Aaronson is a shareholder of the law firm of Schantz, Schatzman, Aaronson and Perlman, P.A. in Miami, Florida, and has been with such firm since 1983. Mr. Aaronson's practice emphasizes corporate and business financial reorganizations. Mr. Aaronson's term as a director of the Company is set to expire at the Company's Annual Meeting of Stockholders to be held in 2000.

         Harvey Jacobson, age 56, has been a director of the Company since December 1990. Mr. Jacobson has been the Chief Executive Officer of Glencraft Lingerie Corporation, a lingerie manufacturing company, since 1985. Mr. Jacobson's term as a director of the Company was set to expire at the Company's Annual Meeting of Stockholders that was to be held in 1998. Since the Company did not hold an Annual Meeting of Stockholders in 1998, Mr. Jacobson's current term as a director of the Company expires at the Company's 1999 Annual Meeting of Stockholders and he has been nominated to serve a new term commencing as of the date of the 1999 Annual Meeting of Stockholders and expiring on the date of the Company's Annual Meeting of Stockholders to be held in 2001 and until his successor has been elected and qualified.

         Gregory McMahon, age 48, was elected as a director of the Company by the holders of the Series A Preferred Stock in 1991. Mr. McMahon is a Certified Public Accountant and has been a partner in the accounting firm of John McMahon & Sons for more than 17 years. Mr. McMahon specializes in taxation and real estate. Mr. McMahon's current term as a director of the Company is set to expire at the Company's 1999 Annual Meeting of Stockholders and he has been nominated to serve a new term commencing as of the date of the 1999 Annual Meeting of Stockholders and expiring on the date of the Company's Annual Meeting of Stockholders to be held in 2002 and until his successor has been elected and qualified.

         Joseph P. Otto, age 45, has been a director of the Company since November 1996 and has served as a Vice President of the Company since it began its operations in December 1990. Mr. Otto is also a Vice President of Concord. Mr. Otto has been associated with Concord since 1984. Mr. Otto's term as a director of the Company is set to expire at the Company's Annual Meeting of Stockholders to be held in 2000.

         Harvey Shore, age 54, has served as Secretary and a Senior Vice President of the Company since it began operations in December 1990. Mr. Shore is also the Secretary and a Senior Vice President of Concord. Mr. Shore has been associated with Concord since 1983. The Board of Directors of the Company has nominated Mr. Shore for election to the Board by the holders of the Series A Preferred Stock for a term commencing as of the date of the 1999 Annual Meeting of Stockholders and expiring on the date of the Company's Annual Meeting of Stockholders to be held in 2002 and until his successor has been elected and qualified.

         Patrick S. Kirse, age 30, was appointed Vice President of Accounting of the Company in September 1997 and as Controller of the Company in October 1997. Mr. Kirse had served as a non-executive Vice President of the Company from February 1996 until September 1997 after joining the Company in March 1995. From January 1992 until March 1995, Mr. Kirse, a Certified Public Accountant, was an accountant with Deloitte & Touche LLP.

         Leonard S. Mandor and Robert A. Mandor are brothers. There are no other family relationships among any other directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock, the Series A Preferred Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers (together, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years.

                           Summary Compensation Table

                                                         Annual
                                                      Compensation                         Long-Term Compensation
                                            -------------------------------       -----------------------------------------
                                                                                         Awards              Payouts
                                                                                         ------              -------
Name and                                         Salary         Bonus            Securities Underlying    LTIP Payouts
Principal Position                 Year           ($)            ($)                   Options (#)            ($)
------------------                 ----          -----          -----                  -----------         ---------
Leonard S. Mandor............      1998         425,427       191,442                       -               334,730(1)
  Chairman and Chief               1997         405,168       182,326                  111,100(2)           409,482
  Executive Officer                1996         385,875         -                           -                   -

Robert A. Mandor...............    1998         364,655       164,095                       -               334,730(1)
  President and Chief              1997         347,287       156,279                  111,100(2)           409,482
  Financial Officer                1996         330,750         -                           -                   -

Harvey Shore...................    1998         151,264        45,379                       -                   -
  Senior Vice President            1997         138,519        41,556                   28,000(2)               -
  and Secretary                    1996         137,200        20,580                       -                   -

Joseph P. Otto.................    1998         183,750        62,295                       -                   -
  Vice President                   1997         155,696        51,639                   26,000(2)               -
                                   1996         137,200        24,380                       -                   -

Patrick S. Kirse...............    1998         100,000        30,000                       -                   -
  Vice President and Controller    1997          84,404         5,000                       -                   -
                                   1996          71,416         -                           -                   -

------------------------

(1) Amounts were accrued in 1997 based upon 9% of the cumulative adjusted pre-tax profits of Milestone Asset Management, Inc. ("MAMI"), a wholly owned subsidiary of the Company, and were paid on January 6, 1998.

(2) Includes both new grants of options to purchase shares of Common Stock pursuant to the Company's 1993 Employee Stock Option Plan (the "Employee Plan") and grants of options which were issued to such executive officer upon the cancellation of outstanding options to purchase shares of Common Stock.

         Except as set forth above, no other annual compensation, restricted stock awards, stock appreciation rights ("SARs") or other compensation (as defined in Item 402 of Regulation S-K promulgated under the Exchange Act) were awarded to, earned by or paid to, any of the Named Executive Officers during any of the last three fiscal years.

                        Option Grants in Last Fiscal Year

         No stock options were granted to the Named Executive Officers during the year ended December 31, 1998 and the Company does not currently have any plan pursuant to which SARs may be granted. However, the Board of Directors of the Company has adopted, subject to stockholder approval at the Company's Annual Meeting of Stockholder to be held in 1999, the Company's 1999 Stock Incentive Plan (the "Stock Incentive Plan"), pursuant to which the Named Executive Officers would be eligible to receive, among other things, awards of SARs from the Company.

                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

         The following table sets forth information with respect to the value at December 31, 1998 of unexercised stock options held by the Named Executive Officers. No options were exercised by any Named Executive Officer and no SARs were granted by the Company during the year ended December 31, 1998.

                                                                                           Value of Unexercised
                         Shares                     Number of Securities Underlying        In-the-Money Options
                       Acquired On      Value    Unexercised Options at Fiscal Year-End   at Fiscal Year-End(1)
                        Exercise       Realized                   (#)                              ($)
Name                       (#)           ($)          Exercisable / Unexercisable      Exercisable / Unexercisable
----                      -----         -----         ---------------------------      ---------------------------

Leonard S. Mandor...        0             0                    111,100/0                             34,719/0
Robert A. Mandor....        0             0                    111,100/0                             34,719/0
Harvey Shore........        0             0                     28,000/0                              8,750/0
Joseph P. Otto......        0             0                     26,000/0                              8,125/0
Patrick S. Kirse....        0             0                       0/0                                  0/0
----------------------

(1) Based upon the last bid price for a share of the Common Stock of $0.8125 as of the close of business on December 31, 1998, less the exercise price of each such option.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

         No awards were granted to the Named Executive Officers under the Company's Long Term Incentive Plan ("LTIP") during the year ended December 31, 1998.

Compensation of Directors

         Each of the Company's directors who is not an employee of the Company receives an annual fee of $20,000 for serving as a director, and each member of the Board of Directors' Compensation Committee (the "Compensation Committee"), Related Party Transaction Committee (the "RPT Committee") and Audit Committee (the "Audit Committee") receives a fee of $600 for each committee meeting attended. The Compensation Committee, the RPT Committee and the Audit Committee are all comprised of Messrs. Aaronson, Jacobson and McMahon. All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses in connection with all meetings of the Board of Directors and committee meetings attended.

         Under the Company's 1993 Nonemployee Director Stock Option Plan (the "Director Plan"), each director who is not an employee of the Company is granted options to purchase 2,500 shares of Common Stock on the director's first election to the Board of Directors and, thereafter through December 28, 2003, is granted options to purchase an additional 2,500 shares of Common Stock at the time of each annual meeting of stockholders for his or her prior year of service as a director. Generally, one-half of each such grant of 2,500 options becomes exercisable on the first anniversary of the date of the grant and the other half of such grant becomes exercisable on the second anniversary of the date of the grant. The nonemployee directors were not granted any options during the year ended December 31, 1998 because the Company did not hold an annual meeting of stockholders during 1998.

         If the Stock Incentive Plan is approved by the Company's stockholders, each of the Company's directors would be eligible to receive awards from the Company of stock options, SARs and/or shares of Common Stock, or any combination thereof, as determined by the Compensation Committee, in addition to grants made pursuant to the Director Plan.

Employment Arrangements and Compensation Plans

         During 1998, the Company had employment agreements with each of Leonard
S. Mandor, Robert A. Mandor, Joseph P. Otto and Harvey Shore which were entered into in March 1993, effective as of January 1, 1993, each of which had initial three year terms and could have been terminated on 30 days written notice by either the Company or the executive officer. Pursuant to such agreements, Leonard S. Mandor served as the Company's Chief Executive Officer, Robert A. Mandor served as the Company's President and Chief Financial Officer, Harvey Shore served as Senior Vice President and Secretary of the Company and Joseph P. Otto served as a Vice President of the Company. In April 1996, the Compensation Committee recommended, and the Board of Directors approved, three year extensions, effective as of January 1, 1996, to each such employment agreement. All of the agreements terminated at midnight on December 31, 1998. Pursuant to the agreements, each of the individual executive officers named above were entitled to receive annually a base salary and a discretionary bonus. The initial annual base salary of each executive officer was subject to annual increases at the discretion of the Board of Directors. In addition, the agreements provided for certain benefits, including health care and life insurance. In March 1995, the agreements between the Company and each of Harvey Shore and Joseph P. Otto were amended to provide for six months' base salary as severance pay in the event of the termination of their respective employment with the Company without cause (as defined in such agreements). The Compensation Committee recommended, and the Board of Directors approved, increases in the base salary of each of Leonard S. Mandor, Robert A. Mandor, Harvey Shore and Joseph P. Otto for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998. In addition, effective August 1, 1997, Joseph P. Otto's base salary was increased in connection with an increased work load and greater responsibilities assumed by Mr. Otto in connection with the resignation of another executive officer. For the year ended December 31, 1998, the base salaries of the above named executive officers were as follows: Leonard S. Mandor -- $425,427, Robert A. Mandor -- $364,655, Harvey Shore -- $151,264 and Joseph P. Otto -- $183,750.

         In March 1993, the Company entered into separate severance agreements (the "Severance Agreements") with each of Leonard S. Mandor, Robert A. Mandor, Harvey Shore and Joseph P. Otto. The Severance Agreements, which were superceded on January 1, 1999 by new employment agreements (as discussed below), provided that if the applicable executive's employment was terminated by the Company without "cause" or by the executive for "good reason" within three years of a "change in control" of the Company, the Company would pay to the executive a termination payment of up to three times the executive's annual salary plus certain bonuses, would pay to the executive all accrued fringe benefits and would continue to provide insurance coverage as in effect on the date of termination. For purposes of the Severance Agreements, "cause" included certain misconduct by the executive, conviction of the executive of certain felonies and neglect of the executive's duties; "good reason" included a breach by the Company of the executive's employment agreement or severance agreement, removal of the executive from any positions without cause or a significant adverse change in the executive's working conditions or status; and "change in control" included certain acquisitions of voting securities giving a person 20% or more of the combined voting power of the Company, certain changes in the composition of the Company's Board of Directors, certain mergers, consolidations, reorganizations or dispositions of assets or the liquidation or dissolution of the Company.

         Effective as of January 1, 1999, the Company entered into new employment agreements with each of Leonard S. Mandor, Robert A. Mandor, Harvey Shore, Joseph P. Otto and Patrick S. Kirse. Such agreements have an initial three year term which will be automatically extended for additional consecutive one year periods unless written notice is given by either party to the other no later than 60 days before the expiration of the term. Pursuant to such agreements, Leonard S. Mandor will continue to serve as the Chief Executive Officer of the Company, Robert A. Mandor will continue to serve as the President and Chief Financial Officer of the Company, Harvey Shore will continue to serve as Secretary and a Senior Vice President of the Company, Joseph P. Otto will continue to serve as a Vice President of the Company and Patrick S. Kirse will continue to serve as a Vice President of the Company. Under each such agreement, the executive is provided an annual base salary which is subject to annual adjustments at the discretion of the Board of Directors of the Company (or a committee thereof), but which may not be reduced to less than the base salary of such executive for the initial year of his agreement. Pursuant to their respective agreement, the initial base salary of each of the executive officers is as follows: Leonard S. Mandor -- $446,698, Robert A. Mandor -- $382,887, Harvey Shore -- $158,826, Joseph P. Otto -- $192,938 and Patrick S. Kirse -- $105,000. Effective as of April 19, 1999, the employment agreements of Robert A. Mandor and Harvey Shore were amended to increase each such executive's base salary by $25,000 and $18,358.34, respectively, in connection with an increased work load and greater responsibilities. In addition, pursuant to their respective agreement, each executive officer may be given an annual bonus. Bonuses awarded to Messrs. Shore, Otto and Kirse pursuant to each executive's agreement are subject to the sole discretion of the Board of Directors of the Company and are in addition to any bonuses awarded to them under the Management Incentive Plan (the "Management Incentive Plan"), as adopted by the Compensation Committee of the Company on May 24, 1994, and bonuses payable to Leonard S. Mandor and Robert
A. Mandor are to be paid in accordance with the guidelines set forth in the Management Incentive Plan and/or as otherwise determined by the Board of Directors of the Company in its discretion. The employment agreements also provide each executive officer with certain benefits, including a term life insurance policy generally providing for a benefit of no less than $200,000 and eligibility to participate in all benefit plans established by the Company (including, but not limited to, medical, bonus and stock option programs). If an executive's employment is terminated by the Company without "cause" or in connection with, or as a result of, a "change of control" within three years of such "change in control," including the executive's voluntary termination of his employment with the Company within 60 days of a "change in control" if there is a material change in the executive's working condition or status, the Company would be obligated to pay to the executive a termination payment of up to three times the executive's annual salary, then in effect, plus certain bonuses, and would be obligated to pay to the executive all fringe benefits accrued at the time of termination. For purposes of the employment agreements, "cause" includes certain misconduct by the executive, conviction of the executive of a felony and neglect of the executive's duties and "change of control" includes certain acquisitions of voting securities giving a person 20% or more of the combined voting power of the Company, certain changes in the composition of the Company's Board of Directors, certain mergers or other business combinations, cash tender or exchange offers, dispositions of assets or the liquidation or dissolution of the Company.

         In February 1994, the Compensation Committee recommended, and the Board of Directors of the Company approved, the creation of (i) the Management Incentive Plan under which annual bonuses may be awarded to the Company's executive officers pursuant to a formula based on (a) the Company's adjusted pre-tax net profit for each year compared to an adjusted pre-tax net profit target that is established for that year by the Compensation Committee, (b) the performance of the Common Stock and the Series A Preferred Stock for that year and (c) for the Company's executive officers other than the two most senior executive officers (Leonard S. Mandor and Robert A. Mandor) the achievement of certain individual performance objectives that were established for that year by the Compensation Committee and (ii) the LTIP providing for a cash bonus to each of Leonard S. Mandor and Robert A. Mandor of 9% of the adjusted pre-tax net profits of MAMI in 1994, 1995 and 1996, which was subsequently extended to cover 1997, 1998, 1999 and 2000. Based on the achievement of certain Company performance objectives, the Compensation Committee recommended the award of, and the Board of Directors approved and awarded to Leonard S. Mandor and Robert A. Mandor, bonuses for 1998 of $191,442 and $164,095, respectively, under the Management Incentive Plan. In addition, on January 6, 1998, each of Leonard S. Mandor and Robert A. Mandor were paid $334,730, representing bonuses accrued to them under the LTIP for 1997. In January 1999, pursuant to the Management Incentive Plan, Harvey Shore, Joseph P. Otto and Patrick S. Kirse were paid bonuses for 1998 of $45,379, $62,295 and $30,000, respectively.

Compensation Committee Interlocks And Insider Participation

         During the fiscal year ended December 31, 1998, the Compensation Committee of the Board of Directors of the Company consisted of Messrs. Aaronson, Jacobson and McMahon. Mr. Aaronson is a shareholder in the law firm of Schantz, Schatzman, Aaronson & Perlman, P.A., which firm performed various legal services for the Company during the year ended December 31, 1998. Mr. McMahon is a partner in the independent certified public accounting firm of John McMahon & Sons, which firm performed accounting, tax and other general business advisory services for the Company and its subsidiaries during the year ended December 31, 1998 and which firm derives a substantial portion of its revenues from the services it provides to the Company, its subsidiaries and affiliates. The Company paid $32,500 to John McMahon & Sons for services provided to the Company during the year ended December 31, 1998. Except as set forth above, there were no interlocks or insider participants, as defined in Item 402 of Regulation S-K promulgated under the proxy regulations of the Exchange Act, during the fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of securities of the Company as of the close of business on April 26, 1999 by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (ii) each director and nominee for director of the Company, (iii) the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers who beneficially owns shares of Common Stock or Series A Preferred Stock and (iv) all directors, nominees for director and executive officers of the Company as a group. The information in the table reflects the current conversion ratio for the Series A Preferred Stock (which is convertible at any time, for no consideration, into Common Stock) of 0.91 shares of Series A Preferred Stock to be surrendered for each share of Common Stock to be received upon conversion. The information in the table also gives effect to the Company's cancellation, as of the close of business on March 5, 1999, of 2,983,284 shares of Series A Preferred Stock in connection with the settlement of the Winston Actions.

         Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned by such person. The Common Stock is the only voting security of the Company, except that holders of the Series A Preferred Stock currently have the right to elect two of the Company's directors. A person is deemed to beneficially own a security if he or she has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

                                                    Common Stock                     Series A Preferred Stock
                                          -------------------------------        ----------------------------------
                                                                 Percent                                   Percent
Name of Beneficial Owner                  Number of Shares       of Class          Number of Shares        of Class
-------------------------                 -----------------      --------          -----------------       --------

Robert A. Mandor(1).................         3,066,566(2)          70.2%                4,348(3)             26.5%

Leonard S. Mandor(1) ...............         3,063,945(4)          70.2                 2,500(5)             15.2

Concord Assets Group, Inc.(1).......         2,903,845(6)          68.3                 2,500                15.2

Castle Plaza, Inc.(1)...............         2,260,564             53.2                   -                   -

Concord Milestone, Incorporated(1)..           274,910(7)           6.5                   -                   -

Concord Fund Incorporated(1)........           274,910(8)           6.5                   -                   -

George J. D'Angelo(9)...............           229,000              5.4                   -                   -

Harvey J. Shore.....................            29,180(10)           *                    -                   -

Joseph P. Otto......................            26,463(11)           *                    326(12)            2.0

Gregory McMahon.....................            12,610(13)           *                    100                 *

Geoffrey S. Aaronson................            12,500(14)           *                    -                   -

Harvey Jacobson.....................            12,500(14)           *                    -                   -

All directors, nominees for director,
and executive officers as a group
(8 persons)(15).....................         3,267,169(16)          71.5                4,774               29.1

------------------
*    Less than 1%

(1) The address of each of the indicated stockholders is c/o Milestone Properties, Inc., 150 E. Palmetto Park Road, 4th Floor, Boca Raton, Florida 33432.

(2) Includes (a) 111,100 shares of Common Stock subject to currently exercisable options; (b) 2,031 shares of Common Stock issuable upon the conversion of 1,848 shares of Series A Preferred Stock; (c) 590 shares of Common Stock owned directly; (d) 2,903,845 shares of Common Stock beneficially owned by Concord (see footnote (6)); and (e) 49,000 shares of Common Stock owned by Mill Neck Associates. Mill Neck Associates is a general partnership in which Leonard S. Mandor and Robert A. Mandor each own a 50% general partnership interest. Therefore, each of them has the power to vote and dispose of the 49,000 shares and, as a result of such power, are each deemed to own

                                              (footnotes continued on next page)

(footnotes continued from previous page)

     beneficially all of such 49,000 shares. Robert A. Mandor is an officer, director and stockholder of Concord and, therefore, may be deemed to be a beneficial owner of the shares of Common Stock beneficially owned by Concord. Robert A. Mandor disclaims beneficial ownership of the shares of Common Stock beneficially owned by Concord pursuant to Rule 13d-4 promulgated under the Exchange Act, by virtue of the ownership by Leonard
     S. Mandor of more than a majority of the outstanding capital stock of Concord, thereby giving Leonard S. Mandor the ultimate power to control the voting and disposition of the shares of Common Stock beneficially owned by Concord.

(3) Includes (a) 1,521 shares of Series A Preferred Stock held in the name of American Century Co., as custodian for Robert A. Mandor's individual retirement account, (b) 218 shares of Series A Preferred Stock held in the name of Resources Trust Corp., as custodian for Robert A. Mandor's individual retirement account, (c) 109 shares of Series A Preferred Stock held in the name of Resources Trust Corp., as custodian for Elizabeth Mandor's individual retirement account and (d) 2,500 shares of Series A Preferred Stock owned by Concord. Elizabeth Mandor is Robert A. Mandor's wife.

(4) Includes (a) 111,100 shares of Common Stock subject to currently exercisable options; (b) 2,903,845 shares of Common Stock beneficially owned by Concord (see footnote (6)); and (c) 49,000 shares of Common Stock owned by Mill Neck Associates (see footnote (2)).

(5)  Represents 2,500 shares of Series A Preferred Stock owned by Concord.

(6) Includes (a) 274,910 shares of Common Stock held in the name of Concord Associates and beneficially owned by Concord Milestone, Incorporated ("CMI"), a wholly owned subsidiary of Concord (see footnote (7)); (b) 81,534 shares of Common Stock owned by Concord Milestone Partners, L.P., whose general partner, Concord Milestone Income II, Inc., is a wholly owned subsidiary of Concord; (c) 2,747 shares of Common Stock which Concord has the right to acquire upon conversion of 2,500 shares of the Series A Preferred Stock directly owned by Concord; (d) 2,260,564 shares of Common Stock owned by Castle Plaza, Inc. ("CPI"), a wholly owned subsidiary of Concord; (e) 163,291 shares of Common Stock owned by Mountain View Mall, Inc., a wholly owned subsidiary of Concord; and (f) 120,799 shares of Common Stock owned by Concord Income Realty Partners VI, L.P., a limited partnership, the sole general partner and sole limited partner of which are wholly owned subsidiaries of Concord.

(7) Consists of the 274,910 shares of Common Stock beneficially owned by Concord Fund Incorporated ("CFI"). CFI is a wholly owned subsidiary of CMI.

(8) Owned as successor to Concord Associates, the registered owner of such shares.

(9) Based on information contained in a Schedule 13D, as amended and filed with the Securities and Exchange Commission on November 9, 1998 by George J. D'Angelo. Mr. George D'Angelo's address is 14502 W. Dale Mabry, Suite 305, Tampa, Florida 33618.

(10) Includes 1,180 shares of Common Stock owned directly and 28,000 shares of Common Stock subject to currently exercisable options.

(11) Includes (a) 358 shares of Common Stock issuable upon conversion of 326 shares of Series A Preferred Stock, (b) 26,000 shares of Common Stock subject to currently exercisable options and (c) 105 shares of Common Stock owned directly.

(12) These shares are held in the name of Resources Trust Corp., as custodian for Joseph P. Otto's individual retirement account.

(13) Includes (a) 110 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock and (b) 12,500 shares of Common Stock subject to options, 11,250 of which are currently exercisable and 1,250 of which will become exercisable within 60 days.

(14) Consists of 12,500 shares of Common Stock subject to options, 11,250 of which are currently exercisable and 1,250 of which will become exercisable within 60 days.

(15) The shares of Common Stock beneficially owned by Concord (see footnote
     (6)), and Mill Neck Associates (see footnote (2)) may be deemed to be beneficially owned by both Leonard S. Mandor and Robert A. Mandor. Such shares, however, are only included once in the computation of shares beneficially owned by directors, nominees for director and executive officers as a group.

(16) Includes (a) 309,950 shares of Common Stock subject to currently exercisable options; (b) 3,750 shares of Common Stock subject to options which will become exercisable within 60 days and (c) 5,246 shares of Common Stock issuable upon the conversion of 4,774 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, certain past and present members of its Board of Directors and executive officers, and Concord were named as defendants in the Winston Actions, which were commenced in 1996. On August 5, 1998, the counsel for the named plaintiff in the Winston Actions and the counsel for the defendants entered into a Stipulation and Agreement of Settlement (the "Settlement Agreement") which memorialized the terms of a settlement (the "Settlement") of the Winston Actions. On January 28, 1999, the Delaware Court approved the Settlement which approval became final effective as of the close of business on March 5, 1999. In connection with the Winston Actions, the Company retained counsel for all of the defendants, including, without limitation, Leonard S. Mandor, Robert A. Mandor, Harvey Jacobson, Gregory McMahon and Geoffrey Aaronson (each of whom is a director and/or officer of the Company) and assumed responsibility for the payment of all legal fees incurred by such persons in connection with the Winston Actions and the Settlement.

         In December 1990, the Company entered into an executive management agreement, as amended (the "Executive Management Agreement"), with Concord, pursuant to which the Company provides management services and assists Concord in the management of certain properties (the "Concord Properties") owned by Concord and its affiliates, including limited partnerships controlled by Concord or affiliates of Concord. Pursuant to the Executive Management Agreement, which is renewable annually, the Company makes available to Concord certain personnel of the Company to provide management services (the "Management Services") to Concord in connection with which Concord is required to reimburse the Company based upon the hourly wage rate of such personnel, and the Company provides Concord with office space and general office services. The Management Services include overseeing all financing, acquisitions, dispositions and operational functions of the relevant Concord Properties. The operational functions of the Management Services include procuring and maintaining insurance, leasing, supervising and administering expansion and maintenance projects, and performing all other necessary services for maintaining the Concord Properties involved. Under the Executive Management Agreement, affiliates of Concord engaged in real estate brokerage activities may receive brokerage or leasing commissions in connection with the purchase, sale or leasing of properties by the Company. In March 1995, the Executive Management Agreement was amended to reduce by 50% the quarterly fee paid by Concord to the Company for Management Services to its present fee of $12,500 and to reduce by 50% the amount reimbursed by Concord for office space and general office services. This reduction was occasioned by a significant decrease in the Management Services. Pursuant to the Executive Management Agreement, Concord owes the Company $67,491 and $163,188 for expenses incurred by the Company in 1998 and 1997, respectively. In addition, Concord owes the Company $76,576 and $69,910 for various services provided by the Company to Concord in 1998 and 1997, respectively, pursuant to the Executive Management Agreement. Leonard S. Mandor and Robert A. Mandor are the only shareholders, the only directors and the Chief Executive Officer and the President and Chief Financial Officer, respectively, of Concord. Harvey Shore is the Secretary and a Senior Vice President of Concord and Joseph P. Otto is a Vice President of Concord. Leonard S. Mandor and Robert A. Mandor beneficially own in the aggregate all of the outstanding common stock of Concord.

         Milestone Properties Management, Inc. ("MPMI"), one of the Company's wholly owned subsidiaries, is a party to a property management agreement (the "Property Management Agreement") with Concord under which MPMI manages certain properties owned by Concord and its affiliates, including limited partnerships controlled by Concord or affiliates of Concord. Pursuant to the Property Management Agreement, MPMI received $40,437 in termination fees and incurred $10,725 of accelerated amortization in connection with the termination of management agreements for the year ended December 31, 1998, resulting from the sale or foreclosure of properties owned by limited partnerships syndicated by Concord. As of December 31, 1998, MPMI performed property management and leasing services for seven of Concord's shopping centers pursuant to the Property Management Agreement.

         The Company's obligations as master lessee under 23 leases on commercial real estate properties are guaranteed by Concord. The Company has no obligation to indemnify Concord with respect to such guarantees.

         See the section "Compensation Committee Interlocks And Insider Participation" of this amendment for a discussion of certain other relationships and related transactions between the Company and each of Geoffrey S. Aaronson and Gregory McMahon, directors of the Company.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILESTONE PROPERTIES, INC.

                                       By /s/ Robert A. Mandor
                                         --------------------------------------
                                          Robert A. Mandor, President and
                                             Chief Financial Officer

                                             April 30, 1999

                                  EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------

99.01                         Consent of Harvey Shore