Form 10-Q
period 1999-03-31
MILESTONE PROPERTIES INC
filed 1999-05-14
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     March 31, 1999


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934.

         For the transition period from          to


                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      65-0158204
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL           33432
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (561) 394 - 9533
                                                       -----------------


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 12, 1999, 4,943,633 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (Unaudited) and December 31, 1998

                                                                        March 31, 1999           December 31, 1998
                                                                        --------------           -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                           $   2,478,826          $     11,826,301
    Restricted cash                                                         9,171,036                   222,000
    Loans receivable                                                        1,426,499                 1,444,442
    Accounts receivable                                                       608,388                   812,555
    Accrued interest receivable                                             1,143,071                 5,185,432
    Due from related party                                                    878,120                   837,400
    Prepaid expenses and other                                                864,728                 1,231,663
                                                                       ---------------                ---------
         Total current assets                                              16,570,668                21,559,793

    Property, improvements and equipment, net                              21,557,747                21,517,884
    Wraparound notes, net                                                  35,747,024                39,529,787
    Deferred income tax asset, net                                          3,293,176                 2,994,070
    Investments in preferred stock                                                  0                   445,500
    Management contract rights, net                                           174,666                   193,600
    Goodwill and other, net                                                   647,088                   681,562
                                                                       ---------------                  -------

         Total assets                                                    $ 77,990,369          $     86,922,196
                                                                         ============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable and accrued expenses                               $   1,203,474          $      2,436,964
    Accrued litigation payable                                              9,692,454                 9,692,454
    Accrued interest payable                                                  409,660                   306,846
    Master lease payable                                                    1,890,813                 8,962,828
    Current portion of mortgages and notes payable                          5,812,003                 5,782,950
    Income taxes payable                                                    2,836,496                 2,836,496
                                                                       --------------                 ---------
         Total current liabilities                                         21,844,900                30,018,538

    Mortgages and notes payable                                            41,669,047                42,194,179
                                                                           ----------                ----------

         Total liabilities                                                 63,513,947                72,212,717
                                                                           ----------                ----------

Commitments and Contingencies
Stockholders' equity:
   Common stock ($.01 par value, 10,000,000 shares authorized,
     4,943,633 issued
     and outstanding at March 31, 1999 and
     December 31, 1998; 692,591 shares in treasury)                             49,436                  49,436
   Preferred stock (Series A $.01 par value, $10 liquidation
     preference, 10,000,000 shares authorized, 16,423 and
     2,999,707 shares issued and outstanding at March 31, 1999
     and December 31, 1998, respectively)                                          164                  29,997
   Additional paid in surplus                                               45,527,013              45,497,180
   Accumulated deficit                                                     (27,659,773)            (27,426,716)
   Shares held in treasury - at cost                                        (3,440,418)             (3,440,418)
                                                                            -----------         ---------------
     Total stockholders' equity                                              14,476,422             14,709,479
                                                                             ----------         --------------

     Total liabilities and stockholders' equity                            $ 77,990,369           $ 86,922,196
                                                                            ============         =============


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

                                                                     March 31, 1999            March 31, 1998
                                                                     --------------            --------------

REVENUES
   Rent                                                              $   2,042,097             $   2,745,805
   Interest income                                                       1,507,034                 2,240,556
   Revenue from management company operations                              169,680                   195,842
   Tenant reimbursements                                                   277,554                   257,384
   Management and reimbursement income                                      19,442                    29,051
   Percentage rent                                                          55,197                   109,248
   Gain on sale of real estate and real estate related assets                    0                    81,890
                                                                    --------------               -----------

       Total revenues                                                    4,071,004                 5,659,776
                                                                         ---------                 ---------

EXPENSES
   Master lease expense                                                  1,955,054                 3,445,833
   Interest expense                                                      1,069,973                 1,519,598
   Depreciation and amortization                                           191,795                   208,073
   Salaries, general and administrative                                    552,636                   576,328
   Property expenses                                                       449,770                   443,666
   Expenses for management company operations                              176,930                   268,265
   Professional fees                                                       194,019                   219,345
                                                                         ---------                ----------

       Total expenses                                                    4,590,177                 6,681,108
                                                                         ----------                ----------

Loss before income taxes                                                  (519,173)               (1,021,332)

Benefit for income taxes                                                  (286,116)                 (487,038)
                                                                          ---------                 ---------

Net loss attributable to common stockholders                        $     (233,057)             $   (534,294)
                                                                       ============              ============

Loss per common share, basic and diluted                         $           (0.05)          $         (0.13)
                                                                    ===============           ===============

Weighted average common shares outstanding                               4,244,664                 4,213,368
                                                                       ===========               ===========


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    For the Three Months Ended March 31, 1999


                                                        Common Stock              Preferred Stock           Treasury Stock

                                                    Shares        Cost         Shares          Cost      Shares          Cost
===============================================   =========== ===========  ==============  =========== ===========  ==============
Balance, January 1, 1999                            4,943,633  $   49,436       2,999,707   $   29,997   (692,591)  $  (3,440,418)
Cancellation of Series A Preferred Stock                                      (2,983,284)     (29,833)
Net loss for the three months ended March 31, 1999
                                                  ----------- -----------  --------------  -----------  ----------  --------------
Balance, March 31, 1999                             4,943,633    $ 49,436          16,423        $ 164   (692,591)   $ (3,440,418)
                                                  =========== ===========  ==============  =========== ===========  ==============



                                                           Additional
                                                            paid in       Accumulated     Stockholders'
                                                            surplus         deficit          equity
===============================================         =============== ===============  ===============
Balance, January 1, 1999                                   $ 45,497,180 $  (27,426,716)     $ 14,709,479
Cancellation of Series A Preferred Stock                         29,833                                0
Net loss for the three months ended March 31, 1999                            (233,057)        (233,057)
                                                        --------------- ---------------  ---------------
Balance, March 31, 1999                                    $ 45,527,014  $ (27,659,773)     $ 14,476,422
                                                        =============== ===============  ===============



           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998


                                                                           March 31, 1999            March 31, 1998
                                                                           --------------            --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                 $   (233,057)               $ (534,294)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
   Depreciation and amortization                                                 191,795                   208,073
   Deferred benefit taxes                                                       (299,106)                 (527,851)
   Gain on sale of real estate related assets                                          0                    81,890
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                         204,167                   111,319
         Increase in due from related party                                      (40,720)                  (77,954)
         Decrease in accrued interest receivable                               4,042,361                 6,595,014
         Decrease (increase) in prepaid expenses                                 366,935                  (400,786)
         Decrease in accrued expenses                                         (1,233,489)               (1,400,525)
         Increase in accrued interest payable                                    102,814                    96,265
         Decrease in master lease payable                                     (7,072,016)              (10,198,183)
         Decrease in due to related party                                              0                   100,680
                                                                              ----------              -------------

         Net cash used in operating activities                                (3,970,316)               (5,946,352)
                                                                              -----------               -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Principal repayments on loans receivable                                       17,943                    16,568
   Principal repayments on wraparound notes                                    3,782,763                 5,061,340
   Investment in wraparound notes                                                      0                    15,000
   Purchase of leasehold improvements                                           (178,250)                  (92,456)
   Proceeds from realization of real estate related assets                             0                    75,000
   Proceeds from redemption of investments in preferred stock                    445,500                   445,500
                                                                                 -------                   -------

         Net cash provided by investing activities                             4,067,956                 5,520,952
                                                                              -----------              ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Principal payments on mortgages and notes payable                            (496,079)                 (779,760)
   Amounts in restricted cash                                                 (8,949,036)                         0
                                                                              -----------              ------------

         Net cash used in financing activities                                (9,445,115)                 (779,760)
                                                                              -----------                 ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (9,347,475)               (1,205,160)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                11,826,301                13,435,237
                                                                              ----------                ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   2,478,826            $   12,230,077
                                                                            ============               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid during the period for interest                          $     967,159            $   1,423,333
                                                                            ============              ============


         Cash paid during the period for income taxes                      $      12,990            $      40,813
                                                                            ============              ============


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 1999 and 1998 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1998 has been reclassified to conform to the 1999 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently (as of the date of this filing) consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 23 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At March 31, 1999, the Company possessed interests in 35 commercial real estate properties consisting of (i) 10 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 25 commercial real properties. At March 31, 1998, the Company possessed interests in 31 commercial real properties consisting of (i) four properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 27 commercial real properties.

1.       Acquisition and Disposition of Real Estate Related Assets

On April 6, 1999, a wraparound note held by the Company on a 125,803 square foot shopping center property located in Pascagoula, Mississippi (the "Pascagoula Property"), was paid as a result of the sale of the Pascagoula Property by its owner, an affiliate of the Company (the partnership that owned the Pascagoula Property), to an unrelated third party. In connection with the sale of the Pascagoula Property, the Company, as the master lessee on a master lease on the Pascagoula Property, canceled such master lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $2,178,000 and a book gain of approximately $607,000.

On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a master lease on the Baton Rouge Property, canceled such master lease. Of the gross proceeds, $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,045,000 and a book gain of approximately $321,000.

2.       Legal Proceedings

As previously reported, during 1996 Milestone, certain past and present members of its Board of Directors and executive officers, and Concord Assets Group, Inc. ("Concord"), a New York Corporation, were named as defendants in a purported class action and derivative lawsuit (the "Winston Actions") commenced in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the Winston Actions, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself, all other Series A Preferred Stockholders and derivatively on behalf of Milestone, alleged that in connection with Milestone's acquisition in October 1995 of certain wraparound notes, wraparound mortgages and fee properties from certain affiliates of Concord and certain related transactions (collectively, the "Transactions"), Milestone and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the properties which were not transferred to Union Properties Investors, Inc. ("UPI"), a then wholly-owned Delaware subsidiary of Milestone, in the Transfer were grossly inferior to the properties that were transferred to UPI.

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

The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed by the Company with the Securities and Exchange Commission (the "Commission") on August 14, 1998 as Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

The Company maintains a directors and officers insurance and company reimbursement policy (the "National Policy") issued by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") issued by Stonewall Surplus Lines Insurance Company, now known as American Dynasty Surplus Lines Insurance Company ("Stonewall"), with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National
Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. The initial complaint in the new lawsuit was served on each of National Union and Stonewall on February 12, 1999 and on March 17, 1999 the Company filed an amended complaint, which, among other things, added certain of the other defendants to the Winston Actions as plaintiffs. On April 12, 1999, National Union served a motion to dismiss the amended complaint or to strike part thereof and a motion to recuse the Company's Florida counsel. National Union has since agreed to withdraw its motion to dismiss and to serve its answer to the amended complaint by June 1, 1999. The motion to recuse the Company's Florida counsel is still pending. On April 12, 1999, Stonewall served its answer to the amended complaint and denied liability. In connection with this action, the Company has retained counsel for all of the plaintiffs and is assuming responsibility for the payment of all legal fees incurred by such persons in connection with this action. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     This Quarterly Report on Form 10-Q for the period ended March 31, 1999 filed by Milestone contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways; (vii) environmental and safety conditions and hazards; (viii) the adequacy of Year 2000 compliance measures; and (ix) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 23 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At March 31, 1999, the Company possessed interests in 35 commercial real estate properties consisting of (i) 10 Fee Properties and (ii) Wrap Debt interests in 25 Underlying Properties. At March 31, 1998, the Company possessed interests in 31 commercial real properties consisting of (i) four Fee Properties and (ii) Wrap Debt interests in 27 Underlying Properties.


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

Renovating internal systems and applications and ensuring compliance of peripheral third party systems. The Company's internal systems and applications include the accounting system, the lease asset management system and the operating system (AS 400). The Company uses a number of third party package systems to supplement its internally developed programs. From time to time, the Company updates the accounting system and the operating system with upgrades it receives from the software manufacturers. The software manufacturers have informed the Company that they will continue to provide all updates necessary for such systems to be Year 2000 compliant. These software manufacturers have informed the Company that they anticipate all such upgrades will be provided to the Company by June 1999. The Company anticipates that it will then be able to implement by the end of June 1999 such upgrades assuming such upgrades are received by June 1999. The lease asset management system is currently being updated to be Year 2000 compliant by the Company using in-house technology. The Company anticipates that this upgrade to the lease asset management system will be completed by the end of September 1999.

Ensuring Year 2000 compliance by external companies that conduct business with the Company. The Company has contacted all of its major tenants which remit rent and other payments to the Company and financial institutions which process the rental and other payments from major tenants on behalf of the Company, to inquire about their Year 2000 compliance. The Company has not received responses from all those contacted, but those who have responded have not indicated any problems at this time. For those financial institutions that process payroll electronically by debiting the Company's bank account and crediting the employees' bank accounts, the Company will be conducting tests to determine Year 2000 compliance. These tests are expected to be completed by September 1999. If such financial institutions are not Year 2000 compliant by December 31, 1999, it is possible that employees will not receive direct deposit pay, or the correct amount of such pay, or that the Company's bank accounts will be debited incorrect amounts of money.

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

Although the Company believes that it will have its own systems compliant prior to September 1999, there can be no assurances that it will be able to do so nor can there be any assurances that, even if the Company completes timely its Year 2000 compliance program, the systems, when actually implemented in full, will work properly independently or in conjunction with the systems of any third parties. In addition, the Company would continue to bear the risk of a material adverse affect, if any, if its third party systems do not appropriately address their own Year 2000 compliance issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis, which costs could be material. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer and operating systems. The inability of the Company or any of its material third parties to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

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

Recent Developments

On March 29, 1999, an agreement (the "SGSC Agreement") which was in effect between the Company and certain of its affiliates, on one hand, and Societe Generale Securities Corporation ("SGSC") on the other hand, was terminated by the Company and such affiliates, via written notice. The Company and such affiliates had retained SGSC to act as financial advisor in connection with a transaction involving the sale of a number of shopping center properties owned by such affiliates and two retail properties owned by the Company. Pursuant to the terms of the SGSC Agreement, upon certain dispositions of the properties covered by the SGSC Agreement prior to March 29, 2000 to persons or entities to whom SGSC had shown such properties, the Company and or such affiliates would be obligated to pay SGSC a fee based on the sale price of such properties.

The Winston Settlement became effective at the close of business on March 5, 1999. At such time, pursuant to the terms of the Winston Settlement Agreement, Milestone canceled and retired 2,983,284 shares of Series A Preferred Stock, representing more than 99% of the then outstanding shares of Series A Preferred Stock. Furthermore, on March 18, 1999, Milestone wired approximately $9,000,000 to a court appointed trustee to be held for the benefit of the plaintiffs. See
Part II-Other Information, Item 1. Legal Proceedings for a description of the Winston Settlement and Liquidity and Capital Resources within this section for a discussion of the costs associated with the Winston Settlement.

On February 12, 1999,  the Company  served a complaint  against each of National
Union Fire Insurance Company of Pittsburgh, PA and Stonewall Surplus Line Insurance Company, now known as American Dynasty Surplus Line Insurance Company, wherein the Company alleged that National Union and Stonewall wrongfully failed to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. See Part II - Other Information, Item 1. Legal Proceedings for a description of the lawsuit against National Union and Stonewall.

Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

For the three months ended March 31, 1999, the Company recognized a net loss of $233,057, or $0.05 per share of common stock, on total revenues of $4,071,004. For the three months ended March 31, 1998, the Company recognized a net loss of $534,294, or $0.13 per share of common stock, on total revenues of $5,659,776.

Total revenues for the three months ended March 31, 1999 were $4,071,004, as compared to $5,659,776 for the three months ended March 31, 1998, a decrease of $1,588,772, or 28%, due to the following:

Rent decreased $703,708, or 26%, from $2,042,097 for the three months ended March 31, 1999 as compared to $2,745,805 for the three months ended March 31, 1998. This decrease is primarily due to property sales in 1998.

Interest income decreased $733,522, or 33%, from $1,507,034 for the three months ended March 31, 1999 compared to $2,240,556 the three months ended March 31, 1998. This decrease is primarily due to a decrease in interest income of approximately $700,000 as a result of the Company receiving payment during 1998 on wraparound notes held by the Company as a result of the sale of some of the underlying properties by their owners during 1998.

Total operating expenses for the three months ended March 31, 1999 were $3,328,409, as compared to $4,953,437 for the three months ended March 31, 1998, a decrease of $1,625,028, or 33%, due primarily to a decrease in master lease expense of approximately $1,491,000 resulting from a decrease in the number of properties leased by the Company as a result of the sale of some of the underlying properties by their owners during 1998.

Interest expense for the three months ended March 31, 1999 was $1,069,973, a decrease of $449,625, or 30%, from $1,519,598 for the three months ended March 31, 1998. Such decrease is due to a reduction in the underlying debt of the Company resulting from property sales in 1998.

Depreciation and amortization expense for the three months ended March 31, 1999 was $191,795, a decrease of $16,278, or 8%, from $208,073 for the three months ended March 31, 1998. Such decrease was primarily due to property sales in 1998.

Cash Flows

For the three months ended March 31, 1999, the Company had a decrease in cash and cash equivalents of $9,347,475, as compared to a decrease in cash and cash equivalents of $1,205,160 for the three months ended March 31, 1998. For the three months ended March 31, 1999, cash used in operating activities was $3,970,316, cash provided by investing activities was $4,067,956 and cash used in financing activities was $9,445,115. The decrease in cash and cash equivalents is primarily due to the restriction of approximately $8,949,000 of cash directly related to the Winston Actions and the Winston Settlement. See
Part II - Other Information, Item 1. Legal Proceedings for a description of the Winston Actions and the Winston Settlement.


Liquidity and Capital Resources

The Company, as the holder of 44,550 shares of Kranzco Series C Redeemable Preferred Shares of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco") as of January 1, 1999, received from the redemption of such shares, in one installment on January 29, 1999, an aggregate amount of cash equal to approximately $445,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such redemption payment liquidated the Company's holdings of Kranzco Series C Redeemable Preferred
Shares, and accordingly, the Company is not entitled to future redemption payments on such shares.

The Underlying Debt on the Property located in Quincy, Illinois, (the "Quincy Property") came due in July 1998. Beginning July 1998, the mortgagor on the Underlying Debt did not demand payment while the Partnership, which owns the Quincy Property, attempted to sell the Quincy Property. Although the Underlying Debt on the Quincy Property has not been satisfied, regular monthly debt payments have been made by the Company through March 1999. On March 1, 1999, the mortgagor of the Underlying Debt sent a demand letter seeking to collect the outstanding balance of the Underlying Debt of approximately $2,910,000. To date, the mortgagor of the Underlying Debt has not made any additional demands for payment of the outstanding balance of the Underlying Debt.

The Underlying Debt of approximately $850,000 on the Fee Property located in Zanesville, Ohio (the "Zanesville Property") came due in October 1998 and the mortgagor on the Underlying Debt extended the balance due to May 1999. The Company has obtained a loan commitment for approximately $1,750,000 to refinance the Zanesville Property subject to various terms and conditions, some or all of which may not be in the control of the Company.

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

As a result of, and in connection with, the settlement of the Winston Actions, the Company has disbursed approximately $7.5 million, which amount includes a portion of the settlement consideration to Series A Preferred Stockholders, defendants's attorneys fees, court and Commission filing fees, printing costs and other expenses. The Company expects to disburse additional cash of approximately $3 million, including payments of the settlement consideration to Series A Preferred Stockholders and fees of the plaintiff's lawyers. Although the expected expenditures of such funds represents a substantial amount of the Company's cash reserves, the Company believes that it would have sufficient cash to continue operating in the ordinary course of business. The Company, however, is considering whether to, and ways it could, raise cash to make additional investments in suitable real estate properties. If the Company determines to raise additional funds, it may decide to do so through a public or private sale of debt or equity securities, by conducting rights offerings, by selling or realizing on assets (including, but not limited to, sales of its properties and interest in the Wrap Debt), through corporate borrowings, or by other means. The Company does not currently have any plans with respect to, and may never decide to do, any of the foregoing. In addition, the Company has no current understandings or arrangements with respect to purchasing additional properties.

Other than described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.



Item 3.        Quantitative and Qualitative Disclosure about Market Risk.

At March 31, 1999, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

                                            PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

As previously reported, during 1996 Milestone, certain past and present members of its Board of Directors and executive officers, and Concord were named as defendants in the Winston Actions which were commenced in the Delaware Court. In the Winston Actions, the plaintiff, a Series A Preferred Stockholder purporting to bring the action on behalf of himself, all other Series A Preferred Stockholders and derivatively on behalf of Milestone, alleged that in connection with Milestone's acquisition in October 1995 of certain wraparound notes, wraparound mortgages and fee properties from certain affiliates of Concord and certain related transactions, Milestone and its directors engaged in self-dealing, violated federal securities laws and an injunction against such violations and breached their fiduciary duties to the Series A Preferred Stockholders. The plaintiff claimed, among other things, that, as a result of the Transactions, Milestone would not have sufficient funds to pay dividends on the Series A Preferred Stock and that the properties which were not transferred to UPI in the Transfer were grossly inferior to the properties that were transferred to UPI.

On August 5, 1998, the counsel for the named plaintiff in the Winston Actions and the counsel for the defendants entered into the Winston Settlement Agreement which memorialized the terms of the Winston Settlement. On January 28, 1999, the Delaware Court approved the Winston Settlement Agreement, which approval became final effective as of the close of business on March 5, 1999. At such time, (i) the shares of Series A Preferred Stock owned by each Series A Preferred
Stockholder who was eligible to participate in the Winston Settlement and who did not properly opt out of the Winston Settlement and who owned shares of Series A Preferred Stock as of the close of business on March 5, 1999 were canceled and represented only the right of such Series A Preferred Stockholder to receive $3.00 in cash from the Company in exchange for each such share; (ii) the holders of shares of the Series A Preferred Stock between October 23, 1995 and the close of business on March 5, 1999, other than Series A Preferred Stockholders who properly opted out of the Winston Settlement Agreement or who were precluded from participating in the Winston Settlement, released any and all claims they may have had against the Company and the other named defendants in connection with the Transactions; (iii) Milestone's stockholders other than Series A Preferred Stockholders who were eligible to participate in the Winston Settlement and who properly opted out of the Winston Settlement released all derivative claims in connection with the Transactions; and (iv) the Winston Actions were dismissed. In connection with the Winston Actions, the Company retained counsel for all of the defendants (including, without limitation, Leonard S. Mandor, Robert A. Mandor, Harvey Jacobson, Gregory McMahon and Geoffrey Aaronson (each of whom is a director and/or officer of the Company)) and assumed responsibility for the payment of all legal fees incurred by such persons in connection with the Winston Actions and the Winston Settlement (subject to the insurance coverage litigation described below).

The foregoing description of the Winston Settlement and the Winston Settlement Agreement is qualified in its entirety by reference to the Winston Settlement Agreement, a copy of which was filed by the Company with the Commission on August 14, 1998 as Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

The  Company   maintains  a  directors   and  officers   insurance  and  company
reimbursement policy issued by National Union with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy issued by Stonewall with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National
Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. The initial complaint in the new lawsuit was served on each of National Union and Stonewall on February 12, 1999 and on March 17, 1999 the Company filed an amended complaint, which, among other things, added certain of the other defendants to the Winston Actions as plaintiffs. On April 12, 1999, National Union served a motion to dismiss the amended complaint or to strike part thereof, and a motion to recuse the Company's Florida counsel. National Union has since agreed to withdraw its motion to dismiss and to serve its answer to the amended complaint by June 1, 1999. The motion to recuse the Company's Florida counsel is still pending. On April 12, 1999, Stonewall served its answer to the amended complaint and denied liability. In connection with this action, the Company has retained counsel for all of the plaintiffs and is assuming responsibility for the payment of all legal fees incurred by such persons in connection with this action. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

Item 5.        Other Information

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during the years ended December 31, 1996, 1997 and 1998 and during the three months ended March 31, 1999. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

After September 30, 1995, holders of the Series A Preferred Stock have not been entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors'
determination not to declare a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was declared, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who are otherwise entitled to elect one member of the Board of Directors, became entitled to elect a second member of the Board of Directors to fill such newly created directorship. Such election of a second member of the Board of Directors is scheduled to occur at the Annual Meeting of Stockholders to be held on May 28, 1999. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

Item 6.        Exhibits and Reports on Form 8-K

         (a)       The following exhibits are included herein:

                    10.01 Amendment No. 1 to Employment  Agreement,  dated as of
               April 19, 1999 by and between the Company and Robert A. Mandor.

                    10.02 Amendment No. 1 to Employment  Agreement,  dated as of
               April 19, 1999 by and between the Company and Harvey Shore.

                             27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the three month period ended March 31, 1999, and is qualified in its entirety by reference to such financial statements.

         (b)       Reports on Form 8-K:

                   Current Report on Form 8-K filed with the Commission on February 11, 1999 reporting that the Court of Chancery of the State of Delaware had approved the Winston Settlement and that the order approving the Winston Settlement would become final, effective upon the expiration of a 30-day appeal period which ended at the close of business on March 5, 1999.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MILESTONE PROPERTIES, INC.
                               (Registrant)



Date:    May 14, 1999          By    /s/ Robert A. Mandor
                                     --------------------------------------
                                     Robert A. Mandor
                                     President and Chief Financial Officer



Date:    May 14, 1999          By    /s/ Patrick S. Kirse
                                     --------------------------------------
                                     Patrick S. Kirse
                                     Vice President of Accounting
                                     (Principal Accounting Officer)