Form 10-Q
period 1999-06-30
MILESTONE PROPERTIES INC
filed 1999-08-16
CIK 858387

- UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     June 30, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934.

         For the transition period from                 to

                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware
(State or other jurisdiction of incorporation or organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL          33432
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (561) 394 - 9533
                                                  --------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 12, 1999, 4,943,633 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1999 (Unaudited) and December 31, 1998

                                                                         June 30, 1999           December 31, 1998
                                                                         -------------           -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                           $   6,679,325          $     11,826,301
    Restricted cash                                                           222,000                   222,000
    Reserved cash for settlement                                            1,759,218                         0
    Loans receivable                                                        1,408,194                 1,444,442
    Accounts receivable                                                       675,944                   812,555
    Accrued interest receivable                                             2,049,084                 5,185,432
    Due from related party                                                    781,187                   837,400
    Prepaid expenses and other                                                975,088                 1,231,663
                                                                       ---------------                ----------
         Total current assets                                              14,550,040                21,559,793

    Property, improvements and equipment, net                              21,343,571                21,517,884
    Wraparound notes, net                                                  30,677,857                39,529,787
    Deferred income tax asset, net                                          2,793,820                 2,994,070
    Investment in affiliate                                                   457,469                         0
    Investments in preferred stock                                                  0                   445,500
    Management contract rights, net                                           155,732                   193,600
    Goodwill and other, net                                                   671,930                   681,562
                                                                       ---------------                  -------

         Total assets                                                    $   70,650,419          $   86,922,196
                                                                         ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable and accrued expenses                               $   1,164,753          $      2,436,964
    Accrued litigation payable                                              2,502,636                 9,692,454
    Accrued interest payable                                                  311,414                   306,846
    Master lease payable                                                    3,341,537                 8,962,828
    Current portion of mortgages and notes payable                          4,847,135                 5,782,950
    Income taxes payable                                                    2,763,071                 2,836,496
                                                                       --------------                 ---------
         Total current liabilities                                         14,930,546                30,018,538

    Mortgages and notes payable                                              41,281,936              42,194,179
                                                                             ----------              ----------

         Total liabilities                                                   56,212,482              72,212,717
                                                                             ----------              ----------

Commitments and Contingencies
Stockholders' equity:
   Common stock ($.01 par value, 10,000,000 shares authorized,  4,943,633 issued and outstanding at June 30, 1999 and
     December 31, 1998; 692,591 shares in treasury)                             49,436                  49,436
   Preferred stock (Series A $.01 par value, $10 liquidation
     preference, 10,000,000 shares authorized, 16,423 and
     2,999,707 shares issued and outstanding at June 30, 1999
     and December 31, 1998, respectively)                                          164                  29,997
   Additional paid in surplus                                               45,527,013              45,497,180
   Accumulated deficit                                                     (27,698,258)            (27,426,716)
   Shares held in treasury - at cost                                        (3,440,418)             (3,440,418)
                                                                            -----------         ---------------
     Total stockholders' equity                                               14,437,937            14,709,479
                                                                              ----------        --------------

     Total liabilities and stockholders' equity                           $ 70,650,419             $ 86,922,196
                                                                       ===============          ===============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998


                                                                      June 30, 1999             June 30, 1998
                                                                      -------------             -------------

REVENUES
   Rent                                                              $   1,947,369             $   2,598,415
   Interest income                                                       1,234,337                 2,227,375
   Revenue from management company operations                              159,218                    99,203
   Tenant reimbursements                                                   257,896                   276,218
   Management and reimbursement income                                      21,381                    26,935
   Percentage rent                                                         123,249                   201,759
   Gain on sale of real estate and real estate related assets            1,273,793                         0
                                                                         ---------           ---------------

       Total revenues                                                    5,017,243                 5,429,905
                                                                         ---------                 ---------

EXPENSES
   Master lease expense                                                  1,668,342                 3,445,833
   Interest expense                                                        919,272                 1,581,007
   Depreciation and amortization                                           191,126                   197,948
   Salaries, general and administrative                                    882,406                   588,632
   Property expenses                                                       492,594                   548,846
   Expenses for management company operations                              267,469                   294,431
   Professional fees                                                       148,153                   308,294
                                                                      ------------                ----------

       Total expenses                                                    4,569,362                 6,964,991
                                                                       ------------                ----------

Income (loss) before income taxes                                          447,881                (1,535,086)

Provision (benefit) for income taxes                                       486,366                  (498,584)
                                                                      ------------                  ---------

Net loss attributable to common stockholders                         $     (38,485)           $   (1,036,502)
                                                                        ===========            ==============

Loss per common share, basic and diluted                         $           (0.01)          $         (0.25)
                                                                    ===============           ===============

Weighted average common shares outstanding                               4,250,992                 4,225,727
                                                                       ============              ===========

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
                 For the Six Months Ended June 30, 1999 and 1998


                                                                      June 30, 1999             June 30, 1998
                                                                      -------------             -------------

REVENUES
   Rent                                                              $   3,989,466             $   5,344,220
   Interest income                                                       2,741,371                 4,467,931
   Revenue from management company operations                              328,898                   295,045
   Tenant reimbursements                                                   535,450                   533,602
   Management and reimbursement income                                      40,823                    55,986
   Percentage rent                                                         178,446                   311,007
   Gain on sale of real estate and real estate related assets            1,273,793                    81,890
                                                                         ---------               -----------

       Total revenues                                                    9,088,247                11,089,681
                                                                         ---------                ----------

EXPENSES
   Master lease expense                                                  3,623,396                 6,891,666
   Interest expense                                                      1,989,245                 3,100,605
   Depreciation and amortization                                           382,921                   406,021
   Salaries, general and administrative                                  1,435,042                 1,164,960
   Property expenses                                                       942,364                   992,512
   Expenses for management company operations                              444,399                   562,696
   Professional fees                                                       342,172                   527,639
                                                                         ---------                ----------

       Total expenses                                                    9,159,539                13,646,099
                                                                         ----------               -----------

Loss before income taxes                                                   (71,292)               (2,556,418)

Provision (benefit) for income taxes                                       200,250                  (985,622)
                                                                      -------------                 ---------

Net loss attributable to common stockholders                        $     (271,542)           $   (1,570,796)
                                                                       ============            ==============

Loss per common share, basic and diluted                         $           (0.06)          $         (0.37)
                                                                    ===============           ===============

Weighted average common shares outstanding                               4,250,992                 4,219,548
                                                                       ===========               ===========

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                     For the Six Months Ended June 30, 1999


                                                      Common Stock              Preferred Stock             Treasury Stock
                                                 Shares        Cost         Shares          Cost      Shares          Cost
============================================== =========== ===========  ==============  =========== ===========  ==============
Balance, January 1, 1999                          4,943,633  $   49,436       2,999,707   $   29,997   (692,591)  $  (3,440,418)
Cancellation of Series A Preferred Stock                                      2,983,284     (29,833)
Net loss for the six  months ended June 30, 1999
Balance, June 30, 1999                            4,943,633    $ 49,436          16,423        $ 164   (692,591)   $ (3,440,418)
                                                =========== ===========  ==============  =========== ===========  ==============


                                                    Additional
                                                      paid in       Accumulated     Stockholders'
                                                      surplus         deficit          equity
===============================================   =============== ===============  ===============
Balance, January 1, 1999                             $ 45,497,180 $  (27,426,716)     $ 14,709,479
Cancellation of Series A Preferred Stock                   29,833                                0
Net loss for the six  months ended June 30, 1999                        (271,542)        (271,542)
Balance, June 30, 1999                               $ 45,527,013  $ (27,698,258)     $ 14,437,937
                                                  =============== ===============  ===============


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the Six Months Ended June 30, 1999 and 1998



                                                                            June 30, 1999             June 30, 1998
                                                                            -------------             -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                 $   (271,542)             $ (1,570,796)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
   Depreciation and amortization                                                 382,921                   406,021
   Deferred taxes                                                                200,250                (1,055,702)
   Gain on sale of real estate and real estate related assets                 (1,273,793)                  (81,890)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                         136,611                   368,105
         Decrease (increase) in due from related party                            56,213                   (93,592)
         Decrease in accrued interest receivable                               3,136,348                 4,685,570
         Decrease (increase) in prepaid expenses and other                       198,813                  (925,335)
         Decrease in accounts payable and accrued expenses                    (1,345,636)                 (918,678)
         Decrease in accrued litigation payable                               (7,189,818)                        0
         Increase (decrease) in accrued interest payable                           4,568                   (17,097)
         Decrease in master lease payable                                     (5,621,291)               (6,726,243)
                                                                            -------------               -----------


         Net cash used in operating activities                               (11,586,356)               (5,929,637)
                                                                             ------------               -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Principal repayments on loans receivable                                       36,248                    33,470
   Principal repayments on wraparound notes                                    3,782,763                 5,025,520
   Investment in wraparound notes                                                      0                    25,410
   Investment in affiliate                                                      (457,469)                        0
   Purchase of building and land                                                       0                (3,650,000)
   Purchase of leasehold improvements                                           (243,021)                 (227,631)
   Proceeds from realization of real estate related assets, net                6,482,635                    75,000
   Proceeds from redemption of investments in preferred stock                    445,500                   891,000
                                                                            -------------                  -------

         Net cash provided by investing activities                            10,046,656                 2,172,769
                                                                             ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from mortgages and notes payable                                   1,750,000                 6,497,746
   Principal payments on mortgages and notes payable                          (3,598,058)               (3,310,795)
   Amounts in restricted cash                                                 (1,759,218)                          0
                                                                             ------------              --------------

         Net cash (used in) provided by financing activities                  (3,607,276)                3,186,951
                                                                             ------------                ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (5,146,976)                 (569,917)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                11,826,301                13,435,237
                                                                             -----------                ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  6,679,325            $   12,865,320
                                                                             ===========             =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid during the period for interest                           $  1,984,677             $   3,117,702
                                                                             ===========              ============


         Cash paid during the period for income taxes                     $       73,425           $        70,080
                                                                           =============            ==============


           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (collectively, Milestone with its subsidiaries is the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 1999 and 1998 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 1998 has been reclassified to conform to the 1999 presentation. These consolidated interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently (as of the date of this filing) consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 22 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At June 30, 1999, the Company possessed interests in 33 commercial real estate properties consisting of (i) 10 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 23 commercial real properties. At June 30, 1998, the Company possessed interests in 33 commercial real properties consisting of (i) 6 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 27 commercial real properties.

1.       Acquisition and Disposition of Real Estate Related Assets

On April 6, 1999, a wraparound note held by the Company on a 125,803 square foot shopping center property located in Pascagoula, Mississippi (the "Pascagoula Property"), was paid as a result of the sale of the Pascagoula Property by its owner, an affiliate of the Company (the partnership that owned the Pascagoula Property), to an unrelated third party. In connection with the sale of the Pascagoula Property, the Company, as the master lessee on a master lease on the Pascagoula Property, canceled such master lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $2,178,000 and a book gain of approximately $885,000 in the second quarter of 1999.

On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a master lease on the Baton Rouge Property, canceled such master lease. Of the gross proceeds, $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,045,000 and a book gain of approximately $389,000 in the second quarter of 1999.

On July 30, 1999, a wraparound note held by the Company on a 31,170 square foot single tenant commercial building located in Franklin, Pennsylvania (the "Franklin Property"), was paid as a result of the sale of the Franklin Property by its owner, an affiliate of the Company (the partnership that owned the Franklin Property), to an unrelated third party. In connection with the sale of the Franklin Property, the Company, as the master lessee on a master lease on the Franklin Property, canceled such master lease. Of the gross proceeds, $1,348,000 was used to defease the underlying bond debt. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $896,000 and will recognize a book gain of approximately $1,544,000 in the third quarter of 1999.

2.       Income Taxes

The Company is required by Statement of Financial Accounting Standards (SFAS) No. 109 to record a deferred tax asset or liability for the basis of an asset or liability that is temporarily different for financial reporting purposes and tax reporting purposes. Income taxes for interim periods are generally computed using the effective tax rate estimated to be applicable for the full fiscal year. The interim tax provision is adjusted for specific significant transactions which affect deferred tax assets or liabilities as recorded under SFAS 109. During the second quarter of 1999, the wraparound notes held by the Company on the Pascagoula and Baton Rouge Properties were satisfied. Relating to such wraparound notes, the Company had previously recorded deferred tax assets which were realized through the provision for income taxes in the second quarter of 1999. The Company did not realize any such deferred tax asset in the second quarter of 1998.

3.       Legal Proceedings

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

The Company maintains a directors and officers insurance and company reimbursement policy (the "National Policy") issued by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") issued by Stonewall Surplus Lines Insurance Company, now known as American Dynasty Surplus Lines Insurance Company ("Stonewall"), with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. The initial complaint in the new lawsuit was served on each of National Union and Stonewall on February 12, 1999 and on March 17, 1999 the Company filed an amended complaint, which, among other things, added certain of the other defendants to the Winston Actions as plaintiffs. On April 12, 1999, National Union served a motion to dismiss the amended complaint or to strike part thereof and a motion to recuse the Company's Florida counsel. National Union has since agreed to withdraw its motion to dismiss and to serve its answer to the amended complaint by June 1, 1999. The motion to recuse the Company's Florida Counsel was denied; however, the plaintiffs and the defendants have agreed that Geoffrey Aaronson, a partner with the Company's Florida counsel and a director of the Company, may not personally act as counsel for the Company in the proceedings as he may be called as a witness in the proceedings. On April 12, 1999, Stonewall served its answer to the amended complaint and denied liability. On July 12, 1999, National Union served its first request for production and interrogatories to which the Company must respond before August 26, 1999. In connection with this action, the Company has retained counsel for all of the plaintiffs and is assuming responsibility for the payment of all legal fees incurred by such persons in connection with this action. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This Quarterly Report on Form 10-Q for the interim period ended June 30, 1999 filed by Milestone contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and Milestone's plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways; (vii) environmental and safety conditions and hazards;
(viii) the adequacy of Year 2000 compliance measures; and (ix) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.




The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently (as of the date of this filing) consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 22 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At June 30, 1999, the Company possessed interests in 33 commercial real estate properties consisting of (i) 10 Fee Properties and (ii) Wrap Debt interests in 23 Underlying Properties. At June 30, 1998, the Company possessed interests in 33 commercial real properties consisting of (i) 6 Fee Properties and (ii) Wrap Debt interests in 27 Underlying Properties.


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

Renovating internal systems and applications and ensuring compliance of peripheral third party systems. The Company's internal systems and applications include the accounting system, the lease asset management system and the operating system (AS 400). As a result of the Company's commitment to ensure that its systems are year 2000 compliant, management decided to replace the old AS400 with a new AS400. The Company anticipates that the new AS400 will be installed by the beginning of September 1999. The Company uses a number of third party package systems to supplement its internally developed programs. From time to time, the Company updates the accounting system and the operating system with upgrades it receives from the software manufacturers. The software manufacturers have informed the Company that they will continue to provide all updates necessary for such systems to be Year 2000 compliant. These software manufacturers have provided all such upgrades to the Company. The Company anticipates that it will be able to implement all upgrades by the end of September 1999. The lease asset management system is currently being updated to be Year 2000 compliant by the Company using in-house technology. The Company anticipates that this upgrade to the lease asset management system will be completed by the end of September 1999.



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

The Company believes that the total cost of its Year 2000 compliance program will not exceed $50,000. The new AS400 will be leased over the next 5 years at an annual lease rate of $7,500. To date, the Company has incurred approximately $13,000 of such expenses which includes hardware and software purchases and upgrades. The Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

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

The Winston Settlement became effective at the close of business on March 5, 1999. At such time, pursuant to the terms of the Winston Settlement Agreement, Milestone canceled and retired 2,983,284 shares of Series A Preferred Stock, representing more than 99% of the then outstanding shares of Series A Preferred Stock. In connection with the Winston Settlement, on March 18, 1999, Milestone transferred approximately $9,000,000 to a court appointed trustee to be held for the benefit of the plaintiffs and to be exchanged for their canceled shares in accordance with the Winston Settlement Agreement. See Part II-Other Information,
Item 1. Legal Proceedings for a description of the Winston Settlement and Liquidity and Capital Resources within this section for a discussion of the costs associated with the Winston Settlement.

On February 12, 1999,  the Company  served a complaint  against each of National
Union Fire Insurance Company of Pittsburgh, PA and Stonewall Surplus Line Insurance Company, now known as American Dynasty Surplus Line Insurance Company, wherein the Company alleged that National Union and Stonewall wrongfully failed to contribute to the Winston Settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. See Part II - Other Information, Item 1. Legal Proceedings for a description of the lawsuit against National Union and Stonewall.

Results of Operations

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

For the three months ended June 30, 1999, the Company recognized a net loss of $38,485, or $0.01 per share of common stock, on total revenues of $5,017,243. For the three months ended June 30, 1998, the Company recognized a net loss of $1,036,502, or $0.25 per share of common stock, on total revenues of $5,429,905.

Total revenues for the three months ended June 30, 1999 were $5,017,243, as compared to $5,429,905 for the three months ended June 30, 1998, a decrease of $412,662, or 8%, due to the following:

Rent decreased $651,046, or 25%, to $1,947,369 for the three months ended June 30, 1999 as compared to $2,598,415 for the three months ended June 30, 1998. This decrease is primarily due to property sales in 1998.

Interest income decreased $993,038, or 45% to $1,234,337 for the three months ended June 30, 1999 compared to $2,227,375 the three months ended June 30, 1998. This decrease is primarily due to property sales in 1998 by the owners of the underlying properties which caused the Company to receive final payment during 1998 on wraparound notes held by the Company.

Gain on sale of real estate and real estate related assets of $1,273,793 for the three months ended June 30, 1999 as compared to no gain or loss on sale of real estate and real estate related assets for the same period in 1998. This increase is due to the property sales of Pascagoula and Baton Rouge.

Total operating expenses for the three months ended June 30, 1999 were $4,569,362, as compared to $6,964,991 for the three months ended June 30, 1998, a decrease of $2,395,629, or 34%, due primarily to a decrease in master lease expense of approximately $1,777,000 resulting from a decrease in the number of properties leased by the Company as a result of the sale of some of the underlying properties by their owners during 1998.

Interest expense for the three months ended June 30, 1999 was $919,272, a decrease of $661,735, or 42%, from $1,581,007 for the three months ended June 30, 1998. Such decrease is due to a reduction in the underlying debt of the Company resulting from property sales in 1998.


Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

For the six months ended June 30, 1999, the Company recognized a net loss of $271,542, or $0.06 per share of common stock, on total revenues of $9,088,247. For the six months ended June 30, 1998, the Company recognized a net loss of $1,570,796, or $0.37 per share of common stock, on total revenues of $11,089,681.

Total revenues for the six months ended June 30, 1999 were $9,088,247, as compared to $11,089,681 for the six months ended June 30, 1998, a decrease of $2,001,434, or 18%, due to the following:

Rent decreased $1,354,754, or 25% to $3,989,466 for the six months ended June 30, 1999 as compared to $5,344,220 for the six months ended June 30, 1998. This decrease is primarily due to property sales in 1998.

Interest income decreased $1,726,560, or 39% to $2,741,371 for the six months ended June 30, 1999 compared to $4,467,931 for the six months ended June 30, 1998. This decrease is primarily due to property sales in 1998 by the owners of the underlying properties which caused the Company to receive final payment during 1998 on wraparound notes held by the Company.

Gain on sale of real estate and real estate related assets of $1,273,793 for the six months ended June 30, 1999 compared to $81,890 for the six months ended June 30, 1998. The increase is due to the property sales of Pascagoula and Baton Rouge.

Total operating expenses for the six months ended June 30, 1999 were $9,159,539, as compared to $13,646,099 for the six months ended June 30, 1998, a decrease of $4,486,560, or 33%, due primarily to a decrease in master lease expense of approximately $3,268,000 resulting from a decrease in the number of properties leased by the Company as a result of the sale of some of the underlying properties by their owners during 1998.

Interest expense for the six months ended June 30, 1999 was $1,989,245, a decrease of $1,111,360, or 36%, from $3,100,605 for the six months ended June 30, 1998. Such decrease is due to a reduction in the underlying debt of the Company resulting from property sales in 1998.

Cash Flows

For the six months ended June 30, 1999, the Company had a decrease in cash and cash equivalents of $5,146,976, as compared to a decrease in cash and cash equivalents of $569,917 for the six months ended June 30, 1998. For the six months ended June 30, 1999, cash used in operating activities was $11,586,356, cash provided by investing activities was $10,046,656 and cash used in financing activities was $3,607,276. The decrease in cash and cash equivalents is primarily due to the payment of approximately $8,949,000 of cash to the bank as exchange agent in connection with the cancellation of Series A Preferred Stock in accordance with the Winston Settlement Agreement. See Part II - Other Information, Item 1. Legal Proceedings for a description of the Winston Actions and the Winston Settlement.

Liquidity and Capital Resources

The Company, as the holder of 44,550 shares of Kranzco Series C Redeemable Preferred Shares of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco") as of January 1, 1999, received from the redemption of such shares, in one installment on January 29, 1999, an aggregate amount of cash equal to approximately $445,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such redemption payment liquidated the Company's holdings of Kranzco Series C Redeemable Preferred Shares.

The Underlying Debt on the Property located in Quincy, Illinois, (the "Quincy Property") came due in July 1998. The mortgagee holding the Underlying Debt did not demand payment while the Partnership, that owns the Quincy Property attempted to sell the Quincy Property. Although the Underlying Debt on the Quincy Property has not been satisfied, regular monthly debt payments have been made by the Company through March 1999. On March 1, 1999, the mortgagee holding the Underlying Debt sent a demand letter seeking to collect the outstanding balance of the Underlying Debt of approximately $2,883,000. At this time, the Partnership that owns the Quincy Property expects to convey ownership and title of the property to the mortgagee. If conveyance occurs, the Company expects to record a book gain of approximately $1,660,000 but no cash proceeds.

On May 28, 1999, the Company successfully completed the refinancing of the Fee Property located in Zanesville, Ohio, (the "Zanesville Property"). The new Zanesville Property first mortgage is for $1,750,000 and bears interest at a rate of 8.16% per annum. Such first mortgage requires monthly principal and interest payments of $13,693 based on a 25 year amortization schedule, with a balloon payment of approximately $1,453,100 due June 1, 2009. In conjunction with such refinancing, the Company satisfied the prior first mortgage with a payment of $810,000.

The Company repurchased 222,200 options to purchase shares of the Company's common stock, par value $.01 per share from certain executives of the Company for approximately $650,000, representing the excess of the current market price of the Common Stock over the exercise price of the options.

Currently, the Company has invested approximately $595,000 in a joint venture partnership with an unrelated third party, which has contracted for the acquisition of three land parcels in the south Florida area. As of June 30, 1999, all such investment is at risk.

The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit, or result in increased costs to the Company in connection with, its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

The Company has invested available funds in secure, short-term, interest bearing investments. The Company believes that its levels of working capital, liquidity and funds from operations are sufficient to support present operations and make any additional payments which may be required by the Winston Settlement.

As a result of, and in connection with, the settlement of the Winston Actions, the Company has disbursed approximately $7.8 million, which amount includes a portion of the settlement consideration to Series A Preferred Stockholders, defendants's attorneys fees, court and Commission filing fees, printing costs and other expenses. The Company expects to disburse additional cash of approximately $2.5 million, including payments of the settlement consideration to Series A Preferred Stockholders and fees of the plaintiff's lawyers. Although the expected expenditures of such funds represents a substantial amount of the Company's cash reserves, the Company believes that it would have sufficient cash to continue operating in the ordinary course of business. The Company, however, is considering whether to, and ways it could, raise cash to make additional investments in suitable real estate properties. If the Company determines to raise additional funds, it may decide to do so through a public or private sale of debt or equity securities, by selling or realizing on assets (including, but not limited to, sales of its properties and interest in the Wrap Debt), through a rights offering, through corporate borrowings, or by other means.

Other than described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.



Item 3.        Quantitative and Qualitative Disclosure about Market Risk.

At June 30, 1999, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. Also, the Company does not have any variable or adjustable rate mortgages on any of its properties. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

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

The  Company   maintains  a  directors   and  officers   insurance  and  company
reimbursement policy issued by National Union with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy issued by Stonewall with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National
Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. The initial complaint in the new lawsuit was served on each of National Union and Stonewall on February 12, 1999 and on March 17, 1999 the Company filed an amended complaint, which, among other things, added certain of the other defendants to the Winston Actions as plaintiffs. On April 12, 1999, National Union served a motion to dismiss the amended complaint or to strike part thereof, and a motion to recuse the Company's Florida counsel. National Union has since agreed to withdraw its motion to dismiss and to serve its answer to the amended complaint by June 1, 1999. The motion to recuse the Company's Florida Counsel was denied; however, the plaintiffs and the defendants have agreed that Geoffrey Aaronson, a partner with the Company's Florida counsel and a director of the Company, may not personally act as counsel for the Company in the proceedings as he may be called as a witness in the proceedings. On April 12, 1999, Stonewall served its answer to the amended complaint and denied liability. On July 12, 1999, National Union served its first request for production and interrogatories to which the Company must respond before August 26, 1999. In connection with this action, the Company has retained counsel for all of the plaintiffs and is assuming responsibility for the payment of all legal fees incurred by such persons in connection with this action. At this time, the Company is not in a position to render an opinion as to the outcome of this action.

Item 4.        Submission of Matters to a Vote of Security Holders

On May 28, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its stockholders pursuant to Regulation 14 of the Securities Exchange Act of 1934.

At the Meeting, the Company's common stockholders elected Robert A. Mandor and Harvey Jacobson as Class II directors and Leonard S. Mandor as Class III director. The Company's preferred stock holders elected Harvey Shore and Gregory McMahon as Class III directors.

In addition, the Company's common stockholders (i) approved the adoption of the Company's 1999 Stock Incentive Plan, (ii) approved an amendment to the Company's Certificate of Incorporation to reduce the authorized number of shares of capital stock and preferred stock of the Company, (iii) approved an amendment to the Company's Certificate of Incorporation to amend the procedures for the submission by a holder of the Company's common stock of a proposal to be considered at an annual meeting of the stockholders, and (iv) ratified the selection by the Board of Directors of Ahearn, Jasco + Company, P.A. as independent certified public accountants of the Company for the year ending December 31, 1999.

The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

1.       Election of Class II Directors by common stockholders.

            Nominee                 Votes           Votes
              Name                    For            Withheld
     Robert A. Mandor           3,765,255           28,854
     Harvey Jacobson            3,764,429           30,680


2. Election of Class III Directors by common stockholders.

         Nominee                 Votes           Votes
           Name                    For            Withheld
  Leonard S. Mandor          3,758,868           36,241


         Election of Class III Directors by preferred stockholders.

            Nominee                 Votes           Votes
              Name                    For            Withheld
     Gregory McMahon                 14,310             0
     Harvey Shore                    14,310             0

3. Approval of the Company's 1999 Stock Incentive Plan.

                                       Votes                    Votes Against,
                                         For                   Abstentions and
                                                              Broker Non-Votes
                                    3,398,491                         396,618


4. Approval of the amendment to the Company's Certificate of Incorporation to reduce the authorized number of shares of capital stock and preferred stock of the Company.

                                      Votes                     Votes Against,
                                        For                    Abstentions and
                                                              Broker Non-Votes
                                    3,408,677                         386,432


5. Approval of the amendment to the Company's Certificate of Incorporation to amend the procedures for the submission by a holder of the Company's common stock of a proposal to be considered at an annual meeting of the stockholders.

                                    Votes                   Votes Against,
                                      For                  Abstentions and
                                                          Broker Non-Votes
                                   3,404,154                        390,955


6. Ratification of Ahearn, Jasco + Company, P.A. as independent certified public accountants of the Company for the year ending December 31, 1999.

                                    Votes                   Votes Against,
                                     For                   Abstentions and
                                                          Broker Non-Votes
                                  3,768,316                        26,793

Item 5.        Other Information

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during the years ended December 31, 1996, 1997 and 1998 and during the six months ended June 30, 1999. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

After September 30, 1995, holders of the Series A Preferred Stock have not been entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to declare a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was declared, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who are otherwise entitled to elect one member of the Board of Directors, became entitled to elect a second member of the Board of Directors to fill such newly created directorship. At the annual meeting of stockholders on May 28, 1999, the Series A Preferred Stockholders elected Harvey Shore to the Board of Directors to fill such newly created directorship. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

Item 6.        Exhibits and Reports on Form 8-K

         (a)       The following exhibits are included herein:

                   27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the six month period ended June 30, 1999, and is qualified in its entirety by reference to such financial statements.

         (b)       Reports on Form 8-K:  None.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MILESTONE PROPERTIES, INC.
                              (Registrant)



Date:    August 13, 1999      By    /s/ Robert A. Mandor
                                    --------------------------------------------
                                    Robert A. Mandor
                                    President and Chief Financial Officer



Date:    August 13, 1999      By    /s/ Patrick S. Kirse
                                    --------------------------------------------
                                    Patrick S. Kirse
                                    Vice President of Accounting
                                    (Principal Accounting Officer)