Form 10-Q
period 1999-09-30
MILESTONE PROPERTIES INC
filed 1999-11-12
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     September 30, 1999


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934.

         For the transition period from                    to


                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                        65-0158204
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                  33432
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (561) 394 - 9533
                                                       ------------------------


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 12, 1999, 4,943,633 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1999 (Unaudited) and December 31, 1998

                                                                     September 30, 1999       December 31, 1998
ASSETS
Current Assets:
    Cash and cash equivalents                                           $   6,169,638          $     11,826,301
    Restricted cash                                                           222,000                   222,000
    Reserved cash for settlement                                            1,650,393                         0
    Loans receivable                                                        1,389,521                 1,444,442
    Accounts receivable                                                       641,543                   812,555
    Accrued interest receivable                                             2,993,377                 5,185,432
    Due from related party                                                    972,760                   837,400
    Prepaid expenses and other                                              1,231,787                 1,231,663
                                                                       --------------                 ----------
         Total current assets                                              15,271,019                21,559,793

Property, improvements and equipment, net                                  21,302,107                21,517,884
Wraparound notes, net                                                      29,866,432                39,529,787
Deferred income tax asset, net                                              1,843,545                 2,994,070
Investment in joint ventures                                                  708,093                         0
Investments in preferred stock                                                      0                   445,500
Management contract rights, net                                               136,798                   193,600
Goodwill and other, net                                                       638,046                   681,562
                                                                       --------------                   -------

         Total assets                                                   $  69,766,040          $     86,922,196
                                                                         ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                               $   1,317,985          $      2,436,964
    Accrued litigation payable                                              2,393,811                 9,692,454
    Accrued interest payable                                                  392,757                   306,846
    Master lease payable                                                    4,666,721                 8,962,828
    Current portion of mortgages and notes payable                          4,807,798                 5,782,950
    Income taxes payable                                                    2,777,427                 2,836,496
                                                                       --------------                 ---------
         Total current liabilities                                         16,356,499                30,018,538

Mortgages and notes payable                                                39,643,945                42,194,179
                                                                       ---------------               ----------

         Total liabilities                                                 56,000,444                72,212,717
                                                                            ----------               ----------

Commitments and Contingencies
Stockholders' equity:
   Common stock ($.01 par value, 10,000,000 shares authorized,
     4,943,633 issued and outstanding at September 30, 1999 and
     December 31, 1998; 692,591 shares in treasury)                          49,436                     49,436
   Preferred stock (Series A $.01 par value, $10 liquidation
     preference, 10,000,000 and 1,000,000 shares authorized,
     16,423 and 2,999,707 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively)                    164                     29,997
   Additional paid in surplus                                            45,527,013                 45,497,180
   Accumulated deficit                                                  (28,370,599)               (27,426,716)
   Shares held in treasury - at cost                                    ( 3,440,418)                (3,440,418)
                                                                        ------------            ---------------
     Total stockholders' equity                                           13,765,596                14,709,479
                                                                          ----------             --------------

     Total liabilities and stockholders' equity                      $    69,766,040              $ 86,922,196
                                                                     ===============            ===============

                             See Accompanying Notes to Consolidated Financial Statements

                                                          2

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
             For the Three Months Ended September 30, 1999 and 1998

                                                                 September 30, 1999        September 30, 1998

REVENUES
   Rent                                                              $   1,815,324             $   2,414,928
   Interest income                                                       1,172,416                 2,216,211
   Revenue from management company operations                              148,336                   143,012
   Tenant reimbursements                                                   214,761                   200,322
   Management and reimbursement income                                      20,129                    26,480
   Percentage rent                                                          84,041                    46,050
   Gain on sale of real estate and real estate related assets            1,488,523                 1,284,617
                                                                       -----------                ----------

       Total revenues                                                    4,943,530                 6,331,620
                                                                       -----------                 ---------

EXPENSES
   Master lease expense                                                  1,549,217                 3,421,815
   Interest expense                                                        914,896                 1,345,002
   Depreciation and amortization                                           193,793                    87,881
   Salaries, general and administrative                                  1,219,811                   583,014
   Property expenses                                                       474,799                   348,797
   Expenses for management company operations                              171,242                   242,988
   Professional fees                                                       127,127                   298,491
                                                                       -----------                ----------

       Total expenses                                                    4,650,885                 6,327,988
                                                                        ----------                 ----------

Income before income taxes                                                 292,645                     3,632

Provision (benefit) for income taxes                                       964,986                  (367,821)
                                                                         ---------                  ---------

Net (loss) income attributable to common stockholders               $     (672,341)            $     371,453
                                                                       ============             =============

(Loss) income per common share, basic and diluted                 $         ( 0.16)          $          0.09
                                                                     ==============           ===============

Weighted average common shares outstanding                               4,250,992                 4,230,245
                                                                       ===========               ===========



                             See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
              For the Nine Months Ended September 30, 1999 and 1998


                                                                 September 30, 1999        September 30, 1998

REVENUES
   Rent                                                              $   5,804,790             $   7,759,148
   Interest income                                                       3,913,787                 6,684,142
   Revenue from management company operations                              477,234                   358,016
   Tenant reimbursements                                                   750,211                   733,924
   Management and reimbursement income                                      60,952                    82,466
   Percentage rent                                                         262,487                   357,057
   Gain on sale of real estate and real estate related assets            2,762,316                 1,366,507
                                                                     -------------               ------------

       Total revenues                                                   14,031,777                17,341,260
                                                                      ------------                ----------

EXPENSES
   Master lease expense                                                  5,172,613                10,313,481
   Interest expense                                                      2,904,141                 4,445,607
   Depreciation and amortization                                           576,714                   493,902
   Salaries, general and administrative                                  2,654,853                 1,787,370
   Property expenses                                                     1,417,163                 1,261,268
   Expenses for management company operations                              615,641                   766,288
   Professional fees                                                       469,299                   826,130
                                                                    --------------               -----------

       Total expenses                                                   13,810,424                19,894,046
                                                                      ------------                -----------

Income (loss) before income taxes                                          221,353                (2,552,786)

Provision (benefit) for income taxes                                     1,165,236                (1,353,443)
                                                                     -------------                -----------

Net loss attributable to common stockholders                        $     (943,883)              $(1,199,343)
                                                                       ============               ===========

Loss per common share, basic and diluted                       $             (0.22)          $         (0.28)
                                                                  =================           ===============

Weighted average common shares outstanding                               4,250,992                 4,229,979
                                                                     =============               ===========


                             See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  For the Nine Months Ended September 30, 1999




                                                     Common Stock              Preferred Stock             Treasury Stock

                                                  Shares        Cost         Shares          Cost      Shares          Cost
=============================================== =========== ===========  ==============  =========== ===========  ==============
Balance, January 1, 1999                          4,943,633  $   49,436       2,999,707   $   29,997   (692,591)  $  (3,440,418)

Cancellation of Series A Preferred Stock                                    (2,983,284)     (29,833)

Net loss for the nine  months
          ended September 30, 1999
                                                 ---------- ----------- ---------------  -----------  ----------  --------------
Balance, September 30, 1999                       4,943,633    $ 49,436          16,423        $ 164   (692,591)   $ (3,440,418)
                                                =========== ===========  ==============  =========== ===========  ==============




                                                  Additional
                                                    paid in       Accumulated     Stockholders'
                                                    surplus         deficit          equity
=============================================== =============== ===============  ===============
Balance, January 1, 1999                           $ 45,497,180 $  (27,426,716)     $ 14,709,479

Cancellation of Series A Preferred Stock                 29,833                                0

Net loss for the nine  months
          ended September 30, 1999                                    (943,883)        (943,883)
                                                ---------------  --------------   --------------
Balance, September 30, 1999                        $ 45,527,013  $ (28,370,599)     $ 13,765,596
                                                =============== ===============  ===============


                              See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 1999 and 1998


                                                                       September 30, 1999        September 30, 1998
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                               $    (943,883)             $ (1,199,343)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
   Depreciation and amortization                                                576,714                    493,902
   Deferred taxes                                                             1,150,525                 (1,514,641)
   Gain on sale of real estate and real estate related assets                (2,721,750)                (1,366,507)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                        137,579                    437,420
         Increase in due from related party                                    (135,360)                  (260,125)
         Decrease in accrued interest receivable                              2,225,488                  2,908,176
         Increase in prepaid expenses and other                                 (57,886)                (1,536,320)
         Decrease in accounts payable and accrued expenses                   (1,118,979)                  (542,624)
         Decrease in accrued litigation payable                              (7,298,643)                         0
         Increase in accrued interest payable                                    85,911                     40,066
         Decrease in master lease payable                                    (4,296,107)                (3,489,028)
         Decrease in income taxes payable                                       (59,069)                         0
                                                                      ------------------          ----------------

         Net cash used in operating activities                              (12,455,460)                (6,029,024)
                                                                         ---------------                -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Principal repayments on loans receivable                                      54,921                     50,713
   Principal repayments on wraparound notes                                   3,782,763                  5,017,620
   Investment in wraparound notes                                                     0                   (108,838)
   Investment in affiliate                                                     (708,093)                         0
   Purchase of building and land                                                      0                 (6,825,000)
   Purchase of leasehold improvements                                          (342,532)                  (302,465)
   Proceeds from realization of real estate related assets, net               8,742,017                    950,334
   Proceeds from the sale of property                                                 0                    319,230
   Proceeds from redemption of investments in preferred stock                    445,500                 1,336,500
                                                                        ----------------                 ----------

         Net cash provided by investing activities                            11,974,576                   438,094
                                                                          --------------                 ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from mortgages and notes payable                                   1,750,000                 9,180,000
   Principal payments on mortgages and notes payable                          (5,275,386)               (3,824,663)
   Reserved cash for settlement                                               (1,650,393)                        0
                                                                          ---------------              --------------

         Net cash (used in) provided by financing activities                  (5,175,779)                5,355,337
                                                                          ---------------                ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (5,656,663)                 (235,593)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                11,826,301                13,435,237
                                                                           -------------                ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     6,169,638            $   13,199,644
                                                                          ==============             =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid during the period for interest                         $    4,314,309           $     4,405,541
                                                                           =============            ==============


         Cash paid during the period for income taxes                   $         59,069          $        185,472
                                                                         ===============           ===============



                            See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (collectively, Milestone with its subsidiaries is the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended September 30, 1999 and 1998 are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 1998 has been reclassified to conform to the 1999 presentation. These consolidated interim financial statements should be read in conjunction with the annual financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently (as of the date of this filing) consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 17 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At September 30, 1999, the Company possessed interests in 32 commercial real estate properties consisting of (i) 10 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 22 commercial real properties. At September 30, 1998, the Company possessed interests in 33 commercial real properties consisting of (i) 6 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 27 commercial real properties.

1.       Acquisition and Disposition of Real Estate Related Assets

On April 6, 1999, a wraparound note held by the Company on a 125,803 square foot shopping center property located in Pascagoula, Mississippi (the "Pascagoula Property"), was paid as a result of the sale of the Pascagoula Property by its owner, an affiliate of the Company (the partnership that owned the Pascagoula Property), to an unrelated third party. In connection with the sale of the Pascagoula Property, the Company, as the master lessee on a master lease on the Pascagoula Property, canceled the subject master lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $2,178,000 and a book gain of approximately $845,000 in the second quarter of 1999.

On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a master lease on the Baton Rouge Property, canceled the subject master lease. Of the gross proceeds, $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,045,000 and a book gain of approximately $389,000 in the second quarter of 1999.

On July 30, 1999, a wraparound note held by the Company on a 31,170 square foot single tenant commercial building located in Franklin, Pennsylvania (the "Franklin Property"), was paid as a result of the sale of the Franklin Property by its owner, an affiliate of the Company (the partnership that owned the Franklin Property), to an unrelated third party. In connection with the sale of the Franklin Property, the Company, as the master lessee on a master lease on the Franklin Property, canceled the subject master lease. Of the gross proceeds, $1,348,000 was used to defease the underlying bond debt. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $896,000 and a book gain of approximately $1,544,000 in the third quarter of 1999.

On October 21, 1999, five wraparound notes held by the Company on five separate single-tenant commercial buildings (collectively the "Five Properties"), were paid as a result of the sale of the Five Properties by their owners, affiliates of the Company (the partnerships that owned the Five Properties) to unrelated parties. In conjunction with the sale of the Five Properties, the Company, as the master lessee on a master lease on the Five Properties, canceled the subject master lease. The negotiated sales prices of the Five Properties aggregated $12,500,000. As a result of the sale of the Five Properties, the payment of the wraparound notes and the assumption of the underlying mortgage debt by the buyers, the Company received approximately $5,400,000 in cash and will realize a pre-tax book gain of approximately $2,200,000 in the fourth quarter of 1999.

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

During 1999, the wraparound notes held by the Company on the eight properties described in note 1. above were satisfied. Relating to such wraparound notes, the Company had previously recorded deferred tax assets which were (or will be) realized through the provision for income taxes. As a consequence of realizing the deferred tax assets specifically recorded for these wraparound notes, which is a non-cash tax adjustment, the Company's effective tax rate for the period ended September 30, 1999 is significantly different from the expected federal tax rate of 35%, and the expected rate for the entire year 1999 will also be significantly different. The Company did not realize any deferred tax assets from property sales in the corresponding third quarter of 1998.

In prior years, the Company recorded income tax provisions related to certain investment transactions. The Company no longer believes that the income taxes payable resulting from these provisions is a necessary liability, and it will reverse these accruals, amounting to approximately $2,700,000 in the fourth quarter of 1999. The reversal of these accruals will reduce the 1999 income tax provision, but will not affect cash or liquidity.

3.       Legal Proceedings

As previously reported, the Company is the plaintiff in a Florida state court action against certain insurance companies (the "National Union Action") for their refusal to contribute to the settlement of certain previously-reported actions (known as the "Winston Actions") which involved the Company and certain of its present and former officers and directors. The National Union Action is currently in discovery, and the Company is not in a position to render an opinion as to its outcome.

For a detailed description of the Winston Actions, the settlement thereof, and the commencement of the National Union Action, please see the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (and the cross-references therein).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This Quarterly Report on Form 10-Q for the interim period ended September 30, 1999 filed by Milestone contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and Milestone's plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways;
(vii) environmental and safety conditions and hazards; (viii) the adequacy of Year 2000 compliance measures; and (ix) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward- looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently (as of the date of this filing) consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 17 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At September 30, 1999, the Company possessed interests in 32 commercial real estate properties consisting of (i) 10 Fee Properties and (ii) Wrap Debt interests in 22 Underlying Properties. At September 30, 1998, the Company possessed interests in 33 commercial real properties consisting of (i) 6 Fee Properties and (ii) Wrap Debt interests in 27 Underlying Properties.


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

Renovating internal systems and applications and ensuring compliance of peripheral third party systems. The Company's internal systems and applications include the accounting system, the lease asset management system and the operating system (AS 400). As a result of the Company's commitment to ensure that its systems are year 2000 compliant, management decided to replace the old AS400 with a new AS400. The new AS400 was installed during September 1999. The Company uses a number of third party package systems to supplement its internally developed programs. From time to time, the Company updates the accounting system and the operating system with upgrades it receives from the software manufacturers. The software manufacturers have informed the Company that they will continue to provide all updates necessary for such systems to be Year 2000 compliant. These software manufacturers have provided all such upgrades to the Company which has installed all updates received to date. The lease asset management system is in the final stages of testing.


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

The Company believes that the total cost of its Year 2000 compliance program will not exceed $50,000. The new AS400 will be leased over the next 5 years at an annual lease rate of $7,500. To date, the Company has incurred approximately $15,000 of such expenses which includes hardware and software purchases and upgrades. The Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity, although there can be no assurances that this will be the case.

Although the Company systems upgrading was finalized during September 1999, there can be no assurances that the system will work properly independently or in conjunction with the systems of any third parties. In addition, the Company would continue to bear the risk of a material adverse affect, if any, if its third party systems do not appropriately address their own Year 2000 compliance issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis, which costs could be material. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer and operating systems. The inability of the Company or any of its material third parties to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

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

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

For the three months ended September 30, 1999, the Company recognized a net loss of $672,341, or $0.16 per share of common stock, on total revenues of $4,943,530. For the three months ended September 30, 1998, the Company recognized a net gain of $371,453, or $0.09 per share of common stock, on total revenues of $6,331,620.

Total revenues for the three months ended September 30, 1999 were $4,943,530, as compared to $6,331,620 for the three months ended September 30, 1998, a decrease of $1,388,090, or 22%.

Rent decreased by $599,604, or 25%, to $1,815,324 for the three months ended September 30, 1999 as compared to $2,414,928 for the three months ended September 30, 1998. This decrease is primarily due to property sales in 1998 and 1999.

Interest income decreased by $1,043,795, or 47% to $1,172,416 for the three months ended September 30, 1999 compared to $2,216,211 the three months ended September 30, 1998. This decrease is primarily due to property sales in 1998 and 1999 by the owners of the underlying properties which caused the Company to receive final payment in the respective year of sale on wraparound notes held by the Company.

Gain on sale of real estate and real estate related assets was $1,488,523 for the three months ended September 30, 1999 as compared to $1,284,617 for the three months ended September 30, 1998. The increase is due to the sale of the Franklin property during the third quarter of 1999.

Total expenses for the three months ended September 30, 1999 were $4,650,885, as compared to $6,327,988 for the three months ended September 30, 1998, a decrease of $1,677,103, or 27%, due primarily to a decrease in master lease expense of $1,872,598 resulting from a decrease in the number of properties leased by the Company as a result of the sale of some of the underlying properties by their owners during 1998 and 1999.

Interest expense for the three months ended September 30, 1999 was $914,896, a decrease of $430,106, or 32%, from $1,345,002 for the three months ended September 30, 1998. Such decrease is due to a reduction in the underlying debt of the Company resulting from property sales in 1998 and 1999.

Salaries, general and administrative expense for the three months ended September 30, 1999 was $1,219,811, an increase of $636,797, or 109% from
$583,014 for the three months ended September 30, 1998. The increase is due to the Company's repurchase of 222,200 options to purchase shares of the Company's common stock from certain executives of the Company for approximately $650,000, which amount represents the excess of the current market price of the common stock over the exercise price of the options.


Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, the Company recognized a net loss of $943,883, or $0.22 per share of common stock, on total revenues of $14,031,777. For the nine months ended September 30, 1998, the Company recognized a net loss of $1,199,343, or $0.28 per share of common stock, on total revenues of $17,341,260.

Total revenues for the nine months ended September 30, 1999 were $14,031,777, as compared to $17,341,260 for the nine months ended September 30, 1998, a decrease of $3,309,483, or 19%.

Rent decreased by $1,954,358, or 25% to $5,804,790 for the nine months ended September 30, 1999 as compared to $7,759,148 for the nine months ended September 30, 1998. This decrease is primarily due to property sales in 1998 and 1999.

Interest income decreased by $2,770,355, or 41% to $3,913,787 for the nine months ended September 30, 1999 compared to $6,684,142 for the nine months ended September 30, 1998. This decrease is primarily due to property sales in 1998 and 1999 by the owners of the underlying properties which caused the Company to receive final payment in the respective year of sale on wraparound notes held by the Company.

Gain on sale of real estate and real estate related assets was $2,762,316 for the nine months ended September 30, 1999 compared to $1,366,507 for the nine months ended September 30, 1998. The increase is due to the property sales of Pascagoula, Baton Rouge and Franklin.

Total expenses for the nine months ended September 30, 1999 were $13,810,424, as compared to $19,894,046 for the nine months ended September 30, 1998, a decrease of $6,083,622, or 31%, due primarily to a decrease in master lease expense of approximately $5,140,868 resulting from a decrease in the number of properties leased by the Company as a result of the sale of some of the underlying properties by their owners during 1998 and 1999.

Interest expense for the nine months ended September 30, 1999 was $2,904,141, a decrease of $1,541,466, or 35%, from $4,445,607 for the nine months ended September 30, 1998. Such decrease is due to a reduction in the underlying debt of the Company resulting from property sales in 1998 and 1999.

Salaries, general and administrative expense for the nine months ended September 30, 1999 was $2,654,853 an increase of $867,483, or 49% from $1,787,370 for the nine months ended September 30, 1998. The increase is primarily due to the repurchase of 222,200 options to purchase shares of the Company's common stock, from certain executives of the Company for approximately $650,000, which amount represents the excess of the current market price of the common stock over the exercise price of the options.

Cash Flows

For the nine months ended September 30, 1999, the Company had a decrease in cash and cash equivalents of $5,656,663, as compared to a decrease in cash and cash equivalents of $235,593 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, cash used in operating activities was $12,455,460, cash provided by investing activities was $11,974,576 and cash used in financing activities was $5,175,779. The decrease in cash and cash equivalents is primarily due to the payment of approximately $8,949,000 of cash to the exchange agent in connection with the cancellation of Series A Preferred Stock in accordance with the settlement of the Winston Actions (the "Winston Settlement Agreement"). For a detailed description of the other Winston Actions, the settlement thereof, please see the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (and the cross-references therein).

Liquidity and Capital Resources

Approximately $2,883,000 of underlying debt on the property located in Quincy, Illinois, (the "Quincy Property") came due in July 1998. The mortgagee holding the underlying debt did not demand payment while the partnership that owns the Quincy Property attempted to sell the Quincy Property. Although the underlying debt on the Quincy Property has not been satisfied, regular monthly debt payments have been made by the Company through March 1999. On March 1, 1999, the mortgagee holding the underlying debt sent a demand letter seeking to collect the outstanding balance. At this time, the partnership that owns the Quincy Property expects to convey ownership and title of the property to the mortgagee. If conveyance occurs, the Company expects to record a book gain of approximately $1,660,000 but no cash proceeds.

During 1999, the Company has invested approximately $1,035,000 in joint venture partnerships with unrelated third parties, which has contracted for the acquisition of four land parcels in the South Florida area. Currently, all such investment is at risk.

The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit, or result in increased costs to the Company in connection with, its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

The Company has invested available funds in secure, short-term, interest bearing investments. The Company believes that its levels of working capital, liquidity and funds from operations are sufficient to support present operations.

As a result of, and in connection with, the settlement of the Winston Actions, the Company has disbursed approximately $10.3 million, which amount includes $1.7 million which is held in trust by the exchange agent as settlement consideration to be paid to Series A Preferred Stockholders, defendants's and plaintiff's attorneys fees, court and Commission filing fees, printing costs and other expenses. The Company, however, is considering whether to, and ways it could, raise cash to make additional investments in suitable real estate properties. If the Company determines to raise additional funds, it may decide to do so through a public or private sale of debt or equity securities, by selling or realizing on assets (including, but not limited to, sales of its properties and interest in the Wrap Debt), through corporate borrowings, or by other means.

Other than described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.



Item 3.        Quantitative and Qualitative Disclosure about Market Risk.

At September 30, 1999, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. Also, the Company does not have any variable or adjustable rate mortgages on any of its properties. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

                                            PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

As previously reported, the Company is the plaintiff in a Florida state court action against certain insurance companies (the "National Union Action") for their refusal to contribute to the settlement of certain previously-reported actions (known as the "Winston Actions") which involved the Company and certain of its present and former officers and directors. The National Union Action is currently in discovery, and the Company is not in a position to render an opinion as to its outcome.

For a detailed description of the other Winston Actions, the settlement thereof, and the commencement of the National Union Action, please see the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (and the cross-references therein).


Item 2.        Other Information

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during the years ended December 31, 1996, 1997 and 1998 and during the nine months ended September 30, 1999. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

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

Item 3.        Exhibits and Reports on Form 8-K

         (a)       The following exhibits are included herein:

                   27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the nine month period ended September 30, 1999, and is qualified in its entirety by reference to such financial statements.

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the third quarter of 1999.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MILESTONE PROPERTIES, INC.
                                   (Registrant)



Date:    November 12, 1999        By    /s/ Robert A. Mandor
                                        ---------------------------------------
                                        Robert A. Mandor
                                        President and Chief Financial Officer



Date:    November 12, 1999       By    /s/ Patrick S. Kirse
                                       ---------------------------------------
                                       Patrick S. Kirse
                                       Vice President of Accounting
                                       (Principal Accounting Officer)