Form 10-K
period 1999-12-31
MILESTONE PROPERTIES INC
filed 2000-03-30
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

       For the fiscal year ended                           December 31, 1999
                                ---------------------------------------------
                                                        OR

[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

       For the transition period from                                      to

       Commission file number    1-10641

                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                            65-0158204
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL      33432
---------------------------------------------------   ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (561) 394 - 9533
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by any amendment to this Form 10-K. [x]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked price on March 17, 2000, was approximately $3.00 for the Common Stock and $2.63 for the $.78 Convertible Series A Preferred Stock.

       As of March 17, 2000, 4,943,633 shares of the Registrant's Common Stock were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

                                        DOCUMENTS INCORPORATED BY REFERENCE

                                                  Location in Form 10-K in Which
            Document                                Document is Incorporated

Registrant's 2000 Proxy Statement to be filed           Part III
with the Commission no later than April 30, 2000

                                                 TABLE OF CONTENTS


                                                      PART I


Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.        Description of Property . . . . . . . . . . . . . . . . . . .12
Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .16
Item 4.        Submission of Matters to a Vote of Security Holders . . . . .16


                                                      PART II

Item 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . .17
Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . .19
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .20
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk . 24
Item 8.        Financial Statements and Supplementary Disclosure . . . . . .25
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . .25


                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant . . . . . 26
Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . 26
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . . 26
Item 13.       Certain Relationships and Related Transactions . . . . . . . 26


                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .27


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

                                                      PART I

This Annual Report on Form 10-K for the year ended December 31, 1999 filed by Milestone Properties, Inc. ("Milestone") contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways;
(vii) environmental and safety conditions and hazards; and (viii) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward- looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

Item 1.        Business.

Introduction

         Milestone Properties, Inc., directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Milestone, together with its subsidiaries, is hereinafter referred to as the "Company." The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 10 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") and (iii) the operation and management of the Properties. At December 31, 1999, the Properties included shopping centers, strip malls and single tenant properties and have an aggregate gross leasable area ("GLA") of 1,551,640 square feet, of which 435,386 square feet are in the Fee Properties and 1,116,254 square feet are in the Underlying Properties. Additional information regarding the Properties is set forth in Table 1. Summary of Properties and Underlying Debt located in Item 2. Description of Property of this Report.

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

         The Company's business is operated as a single segment for financial reporting purposes. For financial information regarding the Company for the fiscal years ended December 31, 1999, 1998 and 1997, see the Consolidated Financial Statements of the Company and the notes thereto in Part IV, Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K of this Report.

Background

         Milestone was incorporated on November 30, 1989 under the laws of the State of Delaware. On December 18, 1990, Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into the Company (the "Acquisition"). The Company succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock and preferred stock. In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc., a New York Corporation ("Concord"), pursuant to which the Company acquired certain real estate related assets for cash and approximately 2,545,000 shares of common stock.

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

         As the holder of the Wrap Debt, the Company is required to satisfy the obligations under notes and mortgages held by lenders (typically banks or other commercial lenders) on each Underlying Property with a priority senior to that of the Company, including, without limitation, debt owed to the prior owner of such property under any purchase money notes issued by the Partnerships which own the respective Underlying Property in connection with the acquisitions of such respective Underlying Property (all such senior indebtedness being referred to herein collectively as the "Underlying Debt"). The Partnerships are obligated to the Company for the Wrap Debt which wraps around and includes the obligation to pay the Underlying Debt, and is secured by a mortgage on the Underlying Property. The Wrap Debt is in a second priority position subordinate to the Underlying Debt and, in some instances, may be in a third priority position overall, subordinate to a bank or commercial lender and a seller or other second priority lender.

         At December 31, 1999, a description of the balances, interest rates, monthly payments of principal and interest, prepayment provisions, maturity dates and amount of any balloon payments with respect to the Underlying Debt is set forth in Table 1 in Item 2. Description of Property.

         The Wraparound Notes

         The Company is currently the holder of 16 Wraparound Notes relating to the Underlying Properties. The maturity dates of the Wraparound Notes range from 2000 to 2015. A discussion regarding the Wraparound Notes which are due to mature in 2000 is included at the end of the section entitled Wraparound Mortgages. Each of the Wraparound Notes is a non-recourse obligation of the issuing Partnership and includes the obligation to satisfy the Underlying Debt for the corresponding Underlying Property. The Underlying Debt associated with an Underlying Property in some instances consists of multiple notes and mortgages which may have different priorities in relation to one another, but all of which are superior in right to the Wraparound Note and the Wraparound Mortgage relating to such Underlying Property. A Wraparound Note may be prepaid by the Partnership issuing such note by (i) the payment of the excess of (a) the outstanding balance of such Wraparound Note, including accrued interest and any discount element over (b) the then aggregate outstanding balance, including accrued interest, of the Underlying Debt associated with the particular Underlying Property, and (ii) the assumption of the borrower's obligations pursuant to the Underlying Debt associated with the particular Underlying Property. The wraparound mortgagor's, i.e., the Partnership owning the Underlying Property, source of debt service payments on the Wraparound Note is the rent it receives as lessor under the Master Leases. Additionally, any percentage rent payable to the Partnership pursuant to a Master Lease will be paid to the Company as the holder of the Wraparound Note on the relevant Underlying Property as partial prepayment under such Wraparound Note.

         At December 31, 1999, a description of the current balances, interest rates, annual debt service, maturity dates and amounts of any balloon payments with respect to the Wraparound Notes is set forth in Table 2 in Item 2. Description of Property.

         The Wraparound Mortgages

          The maturity dates of the 16 Wraparound Mortgages currently held by the Company range from 2000 to 2015. A discussion regarding the Wraparound Mortgages which are due to mature in 2000 is included at the end of this section. The Wraparound Mortgages provide that the Company, as the wraparound mortgagee, will pay, or cause to be paid, on a non-recourse basis, all payments required by the Underlying Debt so long as the wraparound mortgagor, i.e., the Partnership that owns the related Underlying Property, makes all payments under the Wraparound Notes to the Company. If the Company fails to make any payment required to be made by it within 30 days after the due date of such payment, the wraparound mortgagor may make such payment and deduct the amount of such payment from the next succeeding payments required to be made under the Wraparound Note. The Partnerships, as wraparound mortgagors, are obligated under the terms of the Wraparound Mortgages not to perform any act which would constitute a breach of the underlying mortgage(s) securing the applicable Underlying Debt.

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

         Subsequent to December 31, 1999, several dispositions have occurred causing differences between Table 2 in Item 2. Description of Property and the Wraparound Notes and Wraparound Mortgages which are currently held by the Company. These dispositions also affect the Master Leases. Table 2. Summary of Wraparound Notes at December 31, 1999 is footnoted detailing the property dispositions described in detail in Item 1. Business, Acquisition and Disposition of Real Estate and Real Estate Related Assets.

         The maturity dates of the 16 Wraparound Notes and Wraparound Mortgages currently held by the Company range from June 2000 to December 2015, of which seven Wraparound Notes and Wraparound Mortgages will mature on June 30, 2000 (the "Maturing Wrap Debt"). The Maturing Wrap Debt was due to expire on December 31, 1999; however, the Company granted a six month extension to allow each applicable Partnership of the respective Maturing Wrap Debt issued by such Partnership to make payment. In order for each such Partnership to make such payment, one of the following events may occur: (i) the Partnership may sell the Underlying Property securing the respective Maturing Wrap Debt, (ii) the Company, as the holder of the Maturing Wrap Debt, may obtain ownership of the Underlying Property securing the Maturing Wrap Debt in lieu of payment on the Maturing Wrap Debt via foreclosure sale or (iii) the Company has the option to extend the Maturing Wrap Debt for subsequent six month periods.

The Master Leases

         Certain material terms generally appearing in the Master Leases are described below. Since the provisions of the Master Leases are complex and extensive, and provisions vary among the Master Leases, no attempt has been made to describe in detail or to summarize all provisions of the Master Leases.

         The Company is currently the master lessee under nine individual leases on each of the Underlying Properties. The expiration dates of the Master Leases range from 2000 to 2015. A discussion regarding the Master Leases which are due to expire in 2000 is included at the end of this section. As the master lessee, the Company leases an entire Underlying Property (i.e., a shopping center or single tenant commercial property) from the owner of such Underlying Property and releases it under Operating Leases to the tenant(s) who occupy such property.

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

         The expiration dates of nine of the Master Leases currently held by the Company range from June 2000 to December 2015, of which six Master Leases expire on June 30, 2000 (the "Expiring Master Leases"). The Expiring Master Leases were due to expire on December 31, 1999; however, a six month extension was granted. As a result of the Expiring Master Leases, the Company, as the tenant under such Expiring Master Leases, may (i) assign all of its rights, title and interests in the Underlying Properties subject to the respective Expiring Master Leases to the applicable Partnership that is the landlord under the Expiring Master Leases and such Partnership may assume all of the Company's related obligations under the respective Expiring Master Leases or
(ii) has the option to extend such Expiring Master Leases for subsequent six month periods.

         The amount of annual rents due with respect to each Master Lease and the termination dates thereof are set forth in Table 2 in Item 2. Description of Property.

Acquisition and Disposition of Real Estate and Real Estate Related Assets

         On February 25, 2000, a wraparound note held by the Company on a 138,954 square foot shopping center located in Quincy, Illinois (the "Quincy Property"), was terminated as a result of a foreclosure sale by the bank (the holder of the Underlying Debt). The Company had previously terminated, by written notice, the Master Lease associated with the Quincy Property as of December 31, 1998. As a result of the foreclosure sale by the bank of the Quincy Property and the termination of the Wraparound Note and the Underlying Debt, the Company will record a book gain of approximately $1,727,000 in the first quarter of 2000, but received no cash proceeds.

         On February 15, 2000, a wraparound note held by the Company on a 91,800 square foot single tenant commercial building located in Palatka, Florida (the "Palatka Property"), was paid as a result of the sale of the Palatka Property by its owner, an affiliate of the Company (the partnership that owned the Palatka Property), to an unrelated third party. In connection with the sale of the Palatka Property, the Company, as the master lessee on a Master Lease on the Palatka Property, canceled the subject Master Lease. Of the gross proceeds, $1,067,000 was used to satisfy the underlying mortgage debt on the Palatka Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $911,000 and will record a book gain of approximately $645,000 in the first quarter of 2000.

         On February 3, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Warsaw, Virginia (the "Warsaw Property"), was paid as a result of the sale of the Warsaw Property by its owner, an affiliate of the Company (the partnership that owned the Warsaw Property), to an unrelated third party. In connection with the sale of the Warsaw Property, the Company, as the master lessee on a Master Lease on the Warsaw Property, canceled the subject Master Lease. Of the gross proceeds, $768,000 was used to satisfy the underlying mortgage debt on the Warsaw Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $519,000 and will record a book gain of approximately $321,000 in the first quarter of 2000.

         On January 13, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Hamilton, New York (the "Hamilton Property"), was paid as a result of the sale of the Hamilton Property by its owner, an affiliate of the Company (the partnership that owned the Hamilton Property), to an unrelated third party. In connection with the sale of the Hamilton Property, the Company, as the master lessee on a Master Lease on the Hamilton Property, canceled the subject Master Lease. Of the gross proceeds, $774,000 was used to satisfy the underlying mortgage debt on the Hamilton Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $521,000 and will record a book gain of approximately $352,000 in the first quarter of 2000.

         On January 7, 2000, a wraparound note held by the Company on a 32,400 square foot single tenant commercial building located in Walpole, New Hampshire (the "Walpole Property"), was paid as a result of the sale of the Walpole Property by its owner, an affiliate of the Company (the partnership that owned the Walpole Property), to an unrelated third party. In connection with the sale of the Walpole Property, the Company, as the master lessee on a Master Lease on the Walpole Property, canceled the subject Master Lease. Of the gross proceeds, $736,000 was used to satisfy the underlying mortgage debt on the Walpole
Property. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $510,000 and will record a book gain of approximately $381,000 in the first quarter of 2000.

         On January 7, 2000, a wraparound note held by the Company on a 46,400 single-tenant commercial building located in Savannah, Tennessee (the "Savannah Property"), was paid as a result of the sale of the Savannah Property by its owner, an affiliate of the Company (the partnership that owned the Savannah Property) to an unrelated third party. In conjunction with the sale of the Savannah Property, the Company, as the master lessee on a Master Lease on the Savannah Property, canceled the subject Master Lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $173,000 and will record a book gain of approximately $120,000 in the first quarter of 2000.

         On November 12, 1999, a wraparound note held by the Company on a 45,000 square foot shopping center located in Southwick, Massachusetts (the "Southwick Property"), was paid as a result of the sale of the Southwick Property by its owner, an affiliate of the Company (the partnership that owned the Southwick Property), to an unrelated third party. In connection with the sale of the Southwick Property, the Company, as the master lessee on a Master Lease on the Southwick Property, canceled the subject Master Lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $520,000 and recorded a book gain of approximately $514,000 in the fourth quarter of 1999.

         On October 21, 1999, five wraparound notes held by the Company on five separate single-tenant commercial buildings (collectively the "Five Properties"), were paid as a result of the sale of the Five Properties by their owners, affiliates of the Company (the partnerships that owned the Five Properties) to unrelated parties. In conjunction with the sale of the Five
Properties, the Company, as the master lessee on a Master Lease on the Five Properties, canceled the subject Master Lease. The negotiated sales prices of the Five Properties aggregated $12,500,000. As a result of the sale of the Five Properties, the payment of the wraparound notes and the assumption of the underlying mortgage debt by the buyers, the Company realized net cash proceeds of approximately $5,400,000 and recorded a book gain of approximately $2,316,000 in the fourth quarter of 1999.

         On July 30, 1999, a wraparound note held by the Company on a 31,170 square foot single tenant commercial building located in Franklin, Pennsylvania (the "Franklin Property"), was paid as a result of the sale of the Franklin Property by its owner, an affiliate of the Company (the partnership that owned the Franklin Property), to an unrelated third party. In connection with the sale of the Franklin Property, the Company, as the master lessee on a Master Lease on the Franklin Property, canceled the subject Master Lease. Of the gross proceeds, $1,348,000 was used to defease the underlying bond debt. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $896,000 and recorded a book gain of approximately $1,527,000 in the third quarter of 1999.

         On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a Master Lease on the Baton Rouge Property, canceled the subject Master Lease. Of the gross proceeds, $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,045,000 and recorded a book gain of approximately $306,000 in the second quarter of 1999.

         On April 6, 1999, a wraparound note held by the Company on a 125,803 square foot shopping center property located in Pascagoula, Mississippi (the "Pascagoula Property"), was paid as a result of the sale of the Pascagoula
Property by its owner, an affiliate of the Company (the partnership that owned the Pascagoula Property), to an unrelated third party. In connection with the sale of the Pascagoula Property, the Company, as the master lessee on a Master Lease on the Pascagoula Property, canceled the subject Master Lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $2,178,000 and recorded a book gain of approximately $845,000 in the second quarter of 1999.

         During 1998, an agreement, (the "SGSC Agreement") was in effect between the Company and certain of its affiliates, on one hand, and Societe Generale Securities Corporation ("SGSC") on the other hand, pursuant to which the Company and some affiliates had retained SGSC to act as financial advisor in connection with a transaction involving the sale of a number of shopping center properties owned by such affiliates and two retail properties owned by the Company. The SGSC Agreement was terminated, by the Company and certain of its affiliates, via written notice on March 29, 1999. Pursuant to the terms of the SGSC Agreement upon certain dispositions of the properties covered by the SGSC Agreement prior to March 29, 2000, to persons or entities to whom SGSC had shown such properties, the Company and or such affiliates would be obligated to pay SGSC a fee based on the sale price of such properties. No fee has been paid or is due on any of the property sales noted herein.

         From time to time the Company sells, or may take action to sell, certain real estate assets which it does not believe to be material to the overall business or financial condition of the Company.

Investment in Land Ventures ("Ventures")

         On May 1, 1999 and August 27, 1999, the Company made initial investments of $262,469 and $46,762, respectively, in the Ventures, and the Ventures assumed contracts to purchase certain land parcels in the South Florida area. The land purchase contracts contain options to extend the closing date for an additional fee. Subsequent to the initial investment, the Company has made additional capital contributions of $2,693,224 to the Ventures. The consolidated financial statements of the Company include the operating results for the Ventures from the date of the Company's investments.

         On December 29, 1999, the Ventures completed the purchase of a parcel of land located in Miami, Florida (Miami-Dade County) from an unrelated third party for $3,512,000. In connection with the purchase, a $2,000,000 first mortgage was obtained which bears interest equal to 9.5% per annum which is effective for the initial year of the term of the note. Interest on the subject note is payable during the initial year in twelve consecutive monthly installments; thereafter, the note requires twenty-three monthly payments of principal and interest beginning in the thirteenth month of the note based upon a 25 year amortization schedule. The note also requires a rate adjustment on the anniversary date of the note equal to the base rate (prime rate) announced by Citibank, N.A., New York, from time-to-time, plus one percent. A balloon payment of approximately $1,974,000 is required at the end of year three of the mortgage.

         The investments included in the Ventures at December 31, 1999 also include deposits of $700,000 which will be applied to the purchase of land parcels in the South Florida area. Additional capital contributions may be required by the Company to service the costs associated with extending the expiration dates of certain land purchase contracts. The cost of extending the land purchase contracts will be expensed if they expire before the land is purchased.

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

Real Estate Revenue

         For the years ended December 31, 1999, 1998 and 1997, no tenant at any individual property accounted for more than 10% of the Company's total revenue. However, the total revenue from K- Mart Corporation's nine leases with the Company accounted for approximately 30%, 29% and 32%, respectively, of the Company's aggregate rent revenue.

Potential Environmental Risks

     Under various federal, state and local environmental laws, ordinances and regulations, the
                                                        10

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

Employees

         The Company currently employs 23 people. The Company is party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord properties and provides certain personnel and office space and general office services to Concord and for which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. Except for services provided by certain employees to Concord pursuant to the Management Agreement, all of the employees are employed on a full time basis to provide services to the Company.

Impact of Year 2000

         Year 2000 compliance programs and information systems modifications were initiated by the Company in 1998 in an effort to ensure that its business was not interrupted by the Year 2000 problem. The objective was achieved by modifying present systems using internal and external programming resources and by installing new hardware and software, and by monitoring supplier, customer, and other third party readiness. Such modifications were completed by the Company by September 1999. The total cost of the Company's Year 2000 compliance program was approximately $52,500 which included a new AS400 computer which has been leased on a long-term basis. At this time, neither the Company nor any external companies that conduct business with the Company have incurred any required modifications to its information technology or embedded technology systems which will have a material adverse effect on the financial position, results of operations or liquidity of the Company.


Item 2.        Description of Property.

         The Company's executive offices are located at 150 E. Palmetto Park Road, 4th Floor, Boca Raton, Florida, 33432 where it leases approximately 8,000 square feet of office space.

         The Company is currently engaged in the ownership and operation of 20 commercial real estate properties consisting of shopping centers, strip malls and free standing department stores. The following tables describe and summarize certain data for each such property. See also Item 1. Business, for a description of additional terms relating to the Properties and the Company's investment policies.

         Table 1.    Summary of Properties and Underlying Debt.

         Table 2.    Summary of Wraparound Notes.

Table 1. Summary of Properties and Underlying Debt at December 31, 1999


                                                                                                         Monthly
                                                                              Underlying  Interest     Payments of
                                                       GLA      Occupancy      Debt at      Rate       Principal &
Location             Property                         (Sq Ft)    Rate (%)      12/31/99      (%)        Interest
===================  =============================  ========== ============  ============ ========= =================
Deland, FL           Deland Plaza   (1), (6)            68,337          100     $ 739,548     8.875         $  14,016
Rochester, NY        Ridgemont Plaza   (1), (6)         84,181          100       970,664     9.250            15,992
Janesville, WI       Blackhawk Village (4)              88,500           86       816,349      9.00            14,060
                                                                                  101,359      9.00             1,529
No. Canton, OH       Kmart Corporation   (1), (6)       84,181          100     1,969,876      9.00            21,669
Quincy, IL           Harrison Street Plaza   (4), (7)  149,954           99     2,883,642      7.75            27,912
Natchez, MS          Morgantown Plaza (4)               92,646          100     2,172,151      7.59            15,519

Sandy, PA            Sandy Plaza   (1), (4)             34,019          100     1,285,000      7.00               (3)

Montgomery, AL       Chisolm Shopping Center (4)        39,075          100     1,142,177      8.75            14,500
Paris, TN            Paris Plaza (4)                   102,453           98       530,168     13.50             8,859
                                                                                  308,905      9.25             8,467
Savannah, TN         Savannah Plaza (4), (7)            46,400          100       216,258      9.50             6,612
-------------------  -----------------------------  ---------- ------------  ------------ --------- -----------------


                                                                   Balance at
                                                                    Maturity
                                                    Maturity      (Assuming no
Location               Prepayment Provision             Date        Prepayment)
===================  ============================= ===========  ================

Deland, FL           1% premium                         4/1/03         $ 343,437
Rochester, NY        1% premium                         1/1/02           747,266
Janesville, WI       none                              7/31/02           540,492
                     none                               8/1/07                 0
No. Canton, OH       Pre-payable at a discount         9/30/12                 0
Quincy, IL           Pre-payable at par                 7/1/98         2,992,016
Natchez, MS          None until 2004; then 1%           5/1/08         1,951,900
                     premium
Sandy, PA            None until 2004; then 3%          12/1/06                 0
                     declining 1% annually
Montgomery, AL       2% premium                         4/1/07           396,073
Paris, TN            1% premium                         4/1/08                 0
                     Pre-payable at par                 7/1/03                 0
Savannah, TN         none                              1/31/03                 0
-------------------  ----------------------------- -----------  ----------------
                                                            13


Table 1.  Summary of Properties and Underlying Debt at December 31, 1999 - continued

                                                                                                         Monthly
                                                                              Underlying  Interest     Payments of
                                                       GLA      Occupancy      Debt at      Rate       Principal &
Location             Property                         (Sq Ft)    Rate (%)      12/31/99      (%)        Interest
----------------     -----------------------------  ---------- ------------  ------------ --------- -----------------
Danville, IL         Holiday Square (4)                 50,978          100       320,886     9.625             9,663
Warsaw, VA           Richmond Plaza   (1), (6), (7)     43,200          100       751,724    13.125            11,373

Walpole, NH          Kendiana Plaza   (1) , (6), (7)    32,400          100       732,029     11.50  9,857 in advance
Sunrise, FL          Pine Oak Plaza   (2), (5)          16,994          100     1,145,613      7.48             8,095
Jacksonville, FL     Regency Walk   (2), (5)            34,436           92     1,818,281      7.87            13,335
Orange Park, FL      Orange Park   (2), (5)             21,509           95     1,282,722      7.39             8,992
Boca Raton, FL       Teeca Plaza   (2), (5)             22,589           97     1,779,809      7.39            12,450
W. Palm Beach, FL    Country Grove Plaza   (2), (5)     16,642           96       871,636      7.51             6,159
Jacksonville, FL     Mandarin Central   (2), (5)        63,346           99     3,918,660      8.00            28,984
Ft. Lauderdale, FL   Pine Crest   (2), (5)              40,408           97     2,373,511      7.00            15,967
Davie, FL            Lincoln Park   (2), (5)            46,190           97     3,193,271      7.58            22,684
Miami, FL            Miami-Dade County Land Parcel         n/a          n/a     2,000,000       9.5               (8)
Palatka, FL          Walmart Corporation   (1), (6),    91,840          100     1,054,535     12.00            17,247
                     (7)
Columbus, NE         Cottonwood Plaza   (1), (6)        64,890          100     1,263,326     12.00            17,201
                                                                                   58,900      9.50               697
Hamilton, NY         Alexander Plaza   (1), (6), (7)    43,200          100       757,923    13.125            11,373

Zanesville, OH       Sunrise Shopping Center  (2), (4) 130,072           55     1,740,268      8.16            13,693
Blackstone, VA       Family Dollar (2), (4)             43,200           21             0       n/a               n/a
-------------------  -----------------------------  ---------- ------------  ------------ --------- -----------------


                                                                 Balance at
                                                                  Maturity
                                                  Maturity      (Assuming no
Location             Prepayment Provision             Date        Prepayment)
----------------    ----------------------------- -----------  ----------------
Danville, IL        1% premium                         9/1/02            64,250
Warsaw, VA          4% in 1999, declining 1%          10/1/09                 0
                    annually to a 2% minimum
Walpole, NH         1% premium                         9/1/09                 0
Sunrise, FL         none                               5/1/08         1,027,700
Jacksonville, FL    none                               5/1/08         1,643,700
Orange Park, FL     none                               4/1/08         1,147,600
Boca Raton, FL      none                               7/1/08         1,591,000
W. Palm Beach, FL   none                               9/1/08           780,150
Jacksonville, FL    none                              10/1/08         3,542,000
Ft. Lauderdale, FL  none                             11/11/08         2,063,000
Davie, FL           5% premium                        11/1/08         2,854,000
Miami, FL           none                             12/29/02         1,974,482
Palatka, FL         2% premium                        11/1/07                 0

Columbus, NE        none                               9/1/10             9,274
                    none                               7/1/11                 0
Hamilton, NY        5% in 1999 declining 1%           12/1/09                 0
                    annually to a 2% minimum
Zanesville, OH      3% premium                         6/1/09         1,471,500
Blackstone, VA      n/a                                   n/a               n/a
------------------- ----------------------------- -----------  ----------------




(1)      Annual real estate taxes are the responsibility of the tenant.
(2)      Represents a Fee Property.
(3) Principal and interest are paid semi annually in accordance with the respective bond documents.
(4)      Represents a shopping center.
(5)      Represents a strip mall.
(6)     Represents a free standing department store.
(7)     Property disposed of subsequent to December 31, 1999.
(8) Interest payments only for year 2000. Monthly payments of principal and interest of approximately $17,500 in year 2001 and 2002 dependant upon a floating interest rate of bank prime plus 14 one percent.

Table 2. Summary of Wraparound Notes at December 31, 1999


                                 Carrying      Face Amount    Annual                     Balance at        Annual
                     Interest    Amount of         of       Payments of    Final          Maturity         Master         Master
                       Rate     Wraparound     Wraparound   Principal &  Maturity       (Assuming no        Lease         Lease
     Location          (%)         Notes          Notes      Interest      Date         Prepayment)        Payment     Termination
===================  ========  ============= ============= ============ =========  ================  ============= ==============
Deland, FL               9.70    $ 1,386,963 $   1,904,659  $   198,018   6/30/00     $   1,884,837    $   198,018        6/30/00
Rochester, NY            9.70      1,426,983     1,708,137      220,906  12/31/14                 0        220,906       12/31/14
                        10.00        130,625       183,567            0  12/31/14           910,735              0            n/a
Janesville, WI          10.25      1,361,406     2,100,380      268,502  12/31/15                 0        268,502       12/31/15
                        11.00         15,000        16,584            0  12/31/15           106,688              0            n/a
No Canton, OH            9.11      2,080,901     2,747,434      333,272  12/31/14                 0        333,272       12/31/14
                        11.00         26,575        37,589            0  12/31/14           216,478              0            n/a
                        11.00         25,650        32,385            0  12/31/14           186,725              0            n/a
Quincy, IL        (1)   10.00      1,156,057     4,903,590      920,890  12/31/98         4,904,387        920,890            n/a
Natchez, MS             10.00        840,595     3,091,460      516,210  05/01/08         3,097,127        516,210            n/a
Sandy, PA               10.00        811,425     2,387,007      207,726   6/30/00         1,994,603        207,726        6/30/00
Montgomery, AL           9.75        802,335     2,112,637      236,100   6/30/00         2,015,635        236,100        6/30/00
Savannah, TN   (1)       9.88        352,116     1,079,560      197,500  12/31/99           993,627        197,500       12/31/99
Danville, IL             9.75        704,196     1,668,565      202,772   6/30/00         1,539,365        202,772        6/30/00
Warsaw, VA     (1)       9.75        981,167     1,338,084      175,974  12/31/99         1,298,565        175,974       12/31/99
Paris, TN               10.00      1,122,807     2,935,475      288,924   6/30/00         2,679,715        288,924        6/30/00
                        11.00         51,016        74,163            0   6/30/00            78,242              0            n/a
Walpole, NH    (1)       9.75        897,379     1,311,402      196,750  12/31/99         1,248,385        196,750       12/31/99
Palatka, FL       (1)    9.75      1,432,915     2,114,078      407,745  12/31/99         1,921,922        407,745       12/31/99
                        11.00         24,650        27,687            0  12/31/99            30,891              0            n/a
Columbus, NE             9.75      2,044,449     2,309,380      227,124   6/30/00         2,233,342        227,124        6/30/00
Hamilton, NY   (1)       9.75        966,643     1,370,885      210,745  12/31/99         1,300,000        210,745       12/31/99
-------------------  --------  ------------- ------------- ------------ ---------  ----------------  ------------- --------------

(1) Property disposed of subsequent to December 31, 1999.

Item 3.        Legal Proceedings.

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

         For a detailed description of the other Winston Actions, the settlement thereof, (the "Winston Settlement"), and the commencement of the National Union Action, please see the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (and the cross-references therein).

Item 4.        Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                                      PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

         The Common Stock and the Series A Preferred Stock traded on the New York Stock Exchange (the "NYSE") under symbols "MPI" and "MPI PRA", respectively, from January 29, 1991 through July 3, 1998. The NYSE suspended trading in shares of the Common Stock and Series A Preferred Stock prior to the market opening on July 6, 1998 because it had determined that Milestone had fallen below certain of the NYSE's continued listing criteria relating to net income and market value of publicly held shares of the Common Stock and Series A Preferred Stock. Effective as of the opening of the trading session on September 11, 1998, the Common Stock and Series A Preferred Stock were delisted from the NYSE. On or about July 6, 1998, a market began to be made for shares of the Common Stock and Series A Preferred Stock on the Over-The-Counter (the "OTC") Bulletin Board with the ticker symbols"MPRP"and "MPRPP", respectively.

         The following tables set forth the high and low sales prices for the Common Stock and the Series A Preferred Stock, as reported on the NYSE, for the partial 1998 fiscal year (January 1, 1998 through July 3, 1998). In addition, the table also sets forth the high and low bid quotations for the Common Stock and the Series A Preferred Stock, as reported on the OTC Bulletin Board, for the period from July 6, 1998 through December 31, 1998 and for the 1999 fiscal year. The high and low bid quotations for the Common Stock and Series A Preferred Stock represent prices between broker-dealers, and do not include retail mark-ups or mark-downs or any commission to the broker-dealer and may not represent actual transactions.


Common Stock                                                                     High            Low
======================================================================= =============  =============
1999
First Quarter                                                                     $ 2        $ 13/16
Second Quarter                                                                 3-9/16          1-1/2
Third Quarter                                                                   3-4/5          3-1/4
Fourth Quarter                                                                  3-1/2          2-3/4
1998
First Quarter                                                               $ 1-13/16          $ 5/8
Second Quarter                                                                1-13/16          11/16
Third Quarter
     NYSE (July 1, 1998 through July 3, 1998)                                     3/4          11/16
     OTC Bulletin Board (July 6, 1998 through September 30, 1998)               1-1/2           7/16
Fourth Quarter                                                                    7/8            3/4




Series A Preferred Stock                                                          High            Low
======================================================================= ==============  =============
1999
First Quarter                                                                 $ 2-9/10            $ 2
Second Quarter                                                                   2-3/4          2-3/4
Third Quarter                                                                    3-1/4          2-5/8
Fourth Quarter                                                                    No reported trading
1998
First Quarter                                                                $  1- 3/4     $   1- 1/4
Second Quarter                                                                  1- 3/8        1- 5/16
Third Quarter
      NYSE (July 1, 1998 through July 3, 1998)                                  1- 1/2        1- 7/16
      OTC Bulletin Board (July 6, 1998 through September 30, 1998)              2- 1/2            7/8
Fourth Quarter                                                                  2- 1/2              2

         On March 17, 2000, the average bid and asked price of the Common Stock was $3.00. There has been no reported trading on the Series A Preferred Stock since July 15, 1999 when the average bid and ask price was $2.63. On March 17, 2000, there were approximately 1,774 record holders of the Common Stock and five record holders of the Series A Preferred Stock.

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

         Series A Preferred Stock

         Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during the years ended December 31, 1999, 1998 and 1997. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

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

         See Item 3, Legal Proceedings, for a cross-reference to a description of the Company's repurchase and retirement of 2,983,284 shares of Series A Preferred Stock during 1999.

Item 6.        Selected Financial Data.

                                                        (Amounts in thousands, except per share information)

                                                                1999         1998          1997           1996         1995
================================================== ================= ============  ============ ============== ============
Total revenues                                              $ 19,632     $ 25,515      $ 30,092       $ 33,722     $ 25,768
Total expenses                                                20,185       32,693        34,244         35,843       26,261
Loss before income taxes and minority interest                 (553)      (7,178)       (4,152)        (2,121)        (493)
(Benefit) provision for income taxes                         (2,012)        1,253         (721)            366          317
Net income (loss) before minority interest                     1,459      (8,431)       (3,431)        (2,487)        (810)
Minority interest in net loss of consolidated
subsidiary                                                       664            0             0              0            0
Distributions on preferred stock                                   0           0              0             0       (2,732)
                                                      -------------- ------------  ------------- -------------     --------
Income (loss) attributable to common stockholders       $     2,123     $ (8,431)     $ (3,431)      $ (2,487)    $ (3,542)
                                                        ============    =========     =========      =========    =========
Income (loss) per common share, basic                    $      0.50     $ (1.99)    $   (0.82)     $   (0.65)   $   (2.13)
                                                        ============     ========    ==========     ==========   ==========
Weighted average common shares outstanding,              $    4,260        4,235         4,207          3,846        1,665
                                                         ===========    =========    ==========    ===========   =========
basic
Total assets                                              $  63,278     $ 86,922      $112,223      $ 182,095    $ 198,413
                                                          ==========    =========     =========     ==========   =========
Mortgages and notes payable                               $  38,199     $ 47,977    $   67,740     $   71,563   $   79,278
                                                          ==========    =========   ===========    ===========  ===========

-------------------------------------------------- ----------------- ------------  ------------ -------------- ------------

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

Recent Developments

     For a description of "Acquisitions and Dispositions of Real Estate and Real Estate Related Assets", see Item 1. Business.

         The settlement of the Winston Actions became effective on March 5, 1999, and, pursuant to the settlement, Milestone canceled and retired 2,983,284 shares of Series A Preferred Stock, representing more than 99% of the then outstanding shares of Series A Preferred Stock. See Item 3. Legal Proceedings for a cross-reference to a description of the Winston Actions and the settlement thereof. Also see "Results of Operations", below, for a discussion of the costs associated with the settlement of the Winston Actions.

         Effective as of the opening of the trading session on September 10, 1998, the Common Stock and Series A Preferred Stock were delisted from the NYSE. See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Results of Operations

         Calendar Year 1999 Compared to Calendar Year 1998

         For the year ended December 31, 1999, the Company reported net income of $2,123,119 on total revenues of $19,632,289, or $0.50 per common share, basic computation. The 1999 results included a nonrecurring reversal by the Company of a previously recorded income tax payable accrual of approximately $2,800,000 which the Company no longer believes is a necessary liability. For the year ended December 31, 1998, the Company reported a net loss of $8,431,112, or $1.99 per common share, on total revenues of $25,515,391. These results include a nonrecurring charge of approximately $7,084,000 related to the settlement of the Winston Actions. See Part I-Item 3. Legal Proceedings for a cross-reference to a description of the settlement.

         Total revenues for the year ended December 31, 1999 were $19,632,289, as compared to $25,515,391, for the year ended December 31, 1998, a decrease of $5,883,102, or 23%, due to the following:

         Rent decreased $2,446,047, or 25%, in 1999 compared to 1998. This decrease is primarily due to the net of: (1) property sales, which caused a decrease in rent revenue of approximately $4,089,000 which is offset by (2) a full year of rents received on the properties purchased during 1998, which caused an increase in rent revenue of approximately $1,478,000.

         Interest income decreased $3,475,761, or 42%, for the year ended December 31, 1999 compared to the year ended December 31, 1998. This decrease is primarily due to: (1 ) a decrease of approximately $2,754,000 in interest income as a result of the Company receiving payment on wraparound notes, held by the Company as a result of the sales of the Underlying Properties by its owners and
(2) a decrease of approximately $515,000 in interest income as a result of less cash on hand during 1999 due to the cash expended to settle the Winston Actions.

         For the year ended December 31, 1999 the Company had gains on the sale of real estate and real estate related assets of $5,507,817 as compared to gains on the sale of real estate and real estate related assets of $5,617,844 for the year ended December 31, 1998.

         Master Lease expenses decreased $6,147,169, or 50%, due to a decrease in the number of properties leased by the Company as a result of the sale of some of the Underlying Properties by their owners.

         Salaries, general and administrative expenses increased $1,543,054, or 54% primarily due to an increase in salary expense of approximately $1,447,000 as the result of the repurchase of 222,200 options to purchase shares of the Company's common stock, from certain executives of the Company for approximately $650,000, which amount represents the excess of the current market price of the common stock over the exercise price of the options. Also, increasing salary expense was an increase of approximately $701,000 in the year-end bonuses for several executive officers of the Company.

         Expired extensions to land purchase contracts for the year ended December 31, 1999 were $1,232,659 as compared to $0 for the year ended December 31, 1998 due to investments in Land Ventures during 1999.

         Professional fees decreased $349,184, or 27% due primarily to fees associated with the settlement of the Winston Actions which were paid in the first quarter of fiscal 1999 and which had been the cause of a significant amount of legal fee expense in 1998.

         Interest expense for the year ended December 31, 1999 was $3,711,436, a decrease of $1,763,015 or 32%, from $5,474,451 for the year ended December 31, 1998. Such decrease was primarily due to a decrease in interest expense of approximately $2,362,000 on the underlying debt as a result of the property sales, as previously described, which were offset by a full year of interest expense on the properties purchased during 1998, as previously described.

         Depreciation and amortization for the year ended December 31, 1999 was $865,102, a decrease of $48,425 or 5%, from $913,527 for the year ended December 31, 1998. Such decrease was primarily due to property dispositions, as previously described, which is offset by property purchases, as previously described.

         Income tax benefit for the year ended December 31, 1999 was $2,012,216 as compared to an income tax expense of $1,253,056 for the year ended December 31, 1998 due primarily to the Company reversing a previously recorded income taxes payable accrual of approximately $2,800,000 which the Company no longer believes is a necessary liability.

         Calendar Year 1998 Compared to Calendar Year 1997

         For the year ended December 31, 1998, the Company reported a net loss of $8,431,112, or $1.99 per common share, on total revenues of $25,515,391. These results include a nonrecurring charge of approximately $7,084,000 related to the settlement of the Winston Actions. See Part I-Item 3. Legal Proceedings for a cross reference to a description of the settlement. For the year ended December 31, 1997, the Company reported a net loss of $3,430,731 on total revenues of $30,091,911, or $0.82 per common share. The 1997 results included a charge of approximately $2,590,000 related to the fair value adjustment of the wraparound notes.

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

         Master Lease expenses decreased $1,427,752, or 10%, due to a decrease in the number of properties leased by the Company as a result of the sale of some of the Underlying Properties by their owners.

         Salaries, general and administrative expenses decreased $1,081,952, or 27%, primarily due to (1) a decrease in salary expense of approximately $999,000 as the result of a decrease in bonuses for several executive officers of the Company for the year ended December 31, 1998 and (2) a decrease in rental expense of approximately $563,000 for the corporate offices for the year ended December 31, 1998 compared to the same period in 1997.

         Professional fees increased $352,161, or 38%, due primarily to fees associated with the Winston Actions and the Winston Settlement. See Part I-Item
3. Legal Proceedings for a cross-reference to a description of the Winston Actions and the Winston Settlement.

         Interest expense for the year ended December 31, 1998 was $5,474,451, a decrease of $3,645,103, or 40%, from $9,119,554 for the year ended December 31, 1997. Such decrease was primarily due to: (1) a decrease in interest expense of approximately $2,365,000 due to U.S. Treasury Note(s) short positions which were closed simultaneously with the disposition during 1997, by the Company, of all four of the remaining mortgage backed securities then held by the Company and
(2) a net decrease in interest expense of approximately $1,063,000 on the underlying debt as a result of the property sales, as previously described, which were offset by the property purchases, as previously described, during 1998.

         Depreciation and amortization for the year ended December 31, 1998 was $913,527, an increase of $66,142 or 8%, from $847,385 for the year ended December 31, 1997. Such increase was primarily due to property purchases, as previously described, and property improvements during 1998 which is offset by property dispositions, as previously described.

         Income tax expense for the year ended December 31, 1998 was $1,253,056 as compared to an income tax benefit of $721,234 for the year ended December 31, 1997 due to 1998 gains on the sale of real estate and real estate related assets and an increase in the valuation allowance for deferred taxes in 1998.

Cash Flows

         For the year ended December 31, 1999, cash used in operating activities was $15,310,660, cash provided by investing activities was $22,908,711 and cash used in financing activities was $11,329,094. The primary uses of these funds were payments associated with the Winton Settlement and payments to satisfy underlying mortgage debt as a result of property sales of the related Underlying Property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the Underlying Property) as previously discussed in Item 1. Business. The primary source of the funds was payments received by the Company on its wraparound notes, as previously described.

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

Liquidity and Capital Resources

         During 1999 and 1998, the Company generated cash as a result of payments received by the Company on its wraparound notes, as previously described, as a result of the sale of the related Underlying Property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the Underlying Property). This trend will continue during the first quarter of year 2000 and may continue throughout the year.

         The Company's total current investment of $3,002,455 in land Ventures, as previously discussed, also includes deposits of $700,000 at December 31, 1999 to purchase land parcels in the South Florida area. Additional capital contributions may be required by the Company to service the costs associated with extending the expiration dates of certain land parcel contracts. The cost of extending the land purchase contracts will be expensed if they expire before the land is purchased.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.

         The Company, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the value of real estate. However, for the Company, most of its mortgage debt is at fixed rates, is for extended terms, is not assumable and would be unaffected by any sudden change in interest rates. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Since the Company has the intent to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company estimates the fair value of its long term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 1999, the fair value of the mortgage loans was estimated to be $37,251,323 compared to a carrying value amount of $38,199,191.

         The Company's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest available will affect from time-to-time the interest earned by the Company. Since the Company does not rely on its interest earnings to fund working capital needs, changes in these interest rates will not have an impact on the Company's results of operations or working capital position.

Item 8.        Financial Statements and Supplementary Disclosure.

         The Company's Consolidated Financial Statements and the notes thereto appear in Item 14 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         On October 28, 1998, the Company terminated its relationship with the accounting firm of Deloitte & Touche LLP as the independent auditor of the Company's financial statements. The termination of the relationship with Deloitte & Touche LLP was not the result of any disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On November 2, 1998, the Company retained the accounting firm of Ahearn, Jasco + Company, P.A. as its new independent auditor to audit the Company's financial statements for the fiscal year ended December 31, 1998. The decision to change accounting firms as the Company's independent auditor to audit the Company's financial statements was approved by the Audit Committee of the Company's Board of Directors on October 27, 1998.

                                                      PART III

         Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)(1)         Financial Statements and Financial Statement Schedule.

The following consolidated financial statements of the Company are filed as part of this report:

                                                                Page
Independent Auditors' Report of Ahearn, Jasco + Company, P.A.    F-1

Independent Auditors' Report of Deloitte & Touche, LLP           F-2

Consolidated Balance Sheets - December 31, 1999 and 1998         F-3

Consolidated Statements of Revenues and Expenses -
            Years Ended December 31, 1999, 1998 and 1997         F-4

Consolidated Statement of Comprehensive Loss -
            Year Ended December 31, 1997                         F-5

Consolidated Statements of Stockholders' Equity -
            Years Ended December 31, 1999, 1998 and 1997         F-6

Consolidated Statements of Cash Flows -
            Years Ended December 31, 1999, 1998 and 1997         F-7

Notes to Consolidated Financial Statements                       F-9

(a)(2)         Financial Statement Schedule.
               Schedule III Real Estate and Accumulated Depreciation        S-1

               This financial statement schedule of the Company for each of the years ended December 31, 1999, 1998 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)         Exhibits.

               The exhibits to this report are listed below:

Exhibit        Description

3.1 Certificate of Amendment to Certificate of Incorporation of the Company, filed on December 18, 1990 (incorporated by reference to Exhibit 3.1 to the Company's Form 10- K filed with the Commission on March 29, 1991).

3.2 Certificate of Amendment to the Company's certificate of Incorporation (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement filed with the Commission on April 30, 1999).

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

10.8 Third Amendment Management Agreement dated January 1, 1998 between the Company and Concord. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed with the Commission on March 30, 1999).

10.9 Employment Agreement dated January 1, 1999, entered into between the Company and Leonard S. Mandor. (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed with the Commission on March 30, 1999).

10.10Employment Agreement dated January 1, 1999, entered into between the Company and Robert A. Mandor. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on March 30, 1999).

10.11Employment Agreement dated January 1, 1999, entered into between the Company and Harvey Shore. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed with the Commission on March 30, 1999).

10.12Employment Agreement dated January 1, 1999, entered into between the Company and Joseph P. Otto. (incorporated by reference to Exhibit 10.12 to the Company's Form 10- K filed with the Commission on March 30, 1999).

10.13Employment Agreement dated January 1, 1999, entered into between the Company and Patrick S. Kirse. (incorporated by reference to Exhibit 10.13 to the Company's Form 10- K filed with the Commission on March 30, 1999).

10.14Description  of Long Term  Incentive  Plan.  (incorporated  by reference to
     Exhibit 10.14 to the Company's Form 10-K filed with the Commission on March 30, 1999).

10.15Description of Management  Incentive  Plan.  (incorporated  by reference to
     Exhibit 10.15 to the Company's Form 10-K filed with the Commission on March 30, 1999).

10.16Description of the Company's 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on April 30, 1999).

Exhibit  Description

21   Subsidiaries of the Company (filed herewith).

27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purpose only. This Schedule contains financial information extracted from the consolidated balance sheet and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.

(b)            Reports on Form 8-K.

               On November 3, 1999, a Current  Report on Form 8-K was filed with
               the   Commission   reporting   the  sale  of  the  five  separate
               single-tenant commercial buildings to unrelated third parties.

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

                                          Date:     March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                                Date

/s/ Leonard S. Mandor                                             March 24, 2000
---------------------
Leonard S. Mandor
Chairman of the Board and Chief Executive Officer

/s/ Robert A. Mandor                                              March 24, 2000
--------------------
Robert A. Mandor
President, Chief Financial Officer and Director

/s/ Joseph P. Otto                                                March 24, 2000
------------------
Joseph P. Otto
Vice President and Director

/s/ Patrick S. Kirse                                              March 24, 2000
--------------------
Patrick S. Kirse
Vice President of Accounting
(Principal Accounting Officer)

/s/ Geoffrey Aaronson                                             March 24, 2000
Geoffrey Aaronson
Director

/s/ Harvey Jacobson                                               March 24, 2000
Harvey Jacobson
Director

/s/ Gregory McMahon                                               March 24, 2000
Gregory McMahon
Director

INDEPENDENT AUDITORS' REPORT


Milestone Properties, Inc.:

We have  audited  the  accompanying  consolidated  balance  sheets of  Milestone
Properties, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of revenues and expenses, stockholders' equity and cash flows for the years then ended. Our audits also included the information pertaining to 1999 and 1998 contained in the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milestone Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the information pertaining to 1999 and 1998 contained in the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.


/s/ Ahearn, Jasco + Company, P.A.
Pompano Beach, Florida

March 17, 2000

INDEPENDENT AUDITORS' REPORT


Milestone Properties, Inc.:

We have audited the accompanying consolidated statements of revenues and expenses, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 1997 of Milestone Properties, Inc. and subsidiaries (the "Company"). Our audit also included the information pertaining to 1997 contained in the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule information based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the information pertaining to 1997 contained in such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche, LLP
New York, New York

March 20, 1998



                                    MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                       December 31, 1999         December 31, 1998
ASSETS
Current Assets:
    Cash and cash equivalents                                          $ 8,032,257                  $   11,826,301
    Restricted cash                                                       222,000                          222,000
    Restricted cash for settlement                                      1,614,156                                0
    Loans receivable                                                    1,370,471                        1,444,442
    Accounts receivable                                                   567,112                          812,555
    Accrued interest receivable                                         2,694,289                        5,185,432
    Due from related party                                                762,102                          843,085
    Prepaid expenses and other                                            723,397                        1,200,978
    Deposits to purchase land                                             700,000                                0
                                                                       -------------          --------------------
         Total current assets                                          16,685,784                       21,534,793

    Property, improvements and equipment, net                          24,884,220                      21,517,884
    Wraparound notes, net                                              18,641,853                      39,529,787
    Deferred income tax asset, net                                      2,293,167                       2,994,070
    Investments in preferred stock                                              0                         445,500
    Management contract rights, net                                       117,875                         193,600
    Debt financing costs and other, net                                   655,393                         706,562
                                                                       -------------              ----------------
         Total assets                                                 $ 63,278,292                 $   86,922,196
                                                                       ============                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                              $2,547,866                  $    2,466,590
    Accrued litigation payable                                          1,614,156                       9,692,454
    Accrued interest payable                                              148,173                         306,846
    Master Lease payable                                                3,916,308                       8,933,202
    Current portion of mortgages and notes payable                      4,203,029                       5,782,950
    Income taxes payable                                                   20,000                       2,836,496
                                                                       -------------                  -----------
         Total current liabilities                                     12,449,532                      30,018,538

    Mortgages and notes payable                                        33,996,162                      42,194,179
                                                                       ----------                      ----------

         Total liabilities                                             46,445,694                      72,212,717
                                                                       ----------                      ----------


Commitments and Contingencies

Stockholders' equity:
    Common stock ($.01 par value, 10,000,000 shares
       authorized, 4,943,633 shares issued and outstanding,
        655,091 and  692,591 shares in treasury
       in 1999 and 1998, respectively)                                     49,436                         49,436
    Preferred stock (Series A $.01 par value, $10 liquidation
       preference, 1,000,000 and 10,000,000 shares authorized,
       16,423 and 2,999,707 shares issued and outstanding in
       1999 and 1998, respectively)                                           164                          29,997
    Additional paid in surplus                                         45,340,638                      45,497,180
    Accumulated deficit                                                (25,303,597)                   (27,426,716)
    Shares held in treasury - at cost                                  (3,254,043)                     (3,440,418)
                                                                   ---------------                     -----------

       Total stockholders' equity                                       16,832,598                      14,709,479
                                                                       --------------                   ----------

       Total liabilities and stockholders' equity                      $ 63,278,292                 $   86,922,196
                                                                       ============                 ==============

                            See Accompanying Notes to Consolidated Financial Statements


                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
              For the Years Ended December 31, 1999, 1998 and 1997



                                                         December 31, 1999      December 31, 1998       December 31, 1997
                                                         -----------------      -----------------       -----------------

REVENUES
   Rent                                                     $   7,301,926          $   9,747,973          $   10,280,548
   Interest income                                              4,715,610              8,191,371              13,355,849
   Revenue from management company operations                     664,264                457,546                 512,303
   Tenant reimbursements                                        1,060,451              1,002,691               1,261,217
   Management and reimbursement income                             49,978                 83,091                 407,286
   Percentage rent                                                332,243                414,875                 450,423
   Gain on sale of real estate and real estate related assets   5,507,817              5,617,844                 316,061
   Net gain on securities transactions                                  0                      0               3,508,224
                                                        -----------------        ---------------               ---------

       Total revenues                                          19,632,289             25,515,391              30,091,911
                                                               ----------             ----------              ----------

EXPENSES
   Master Lease expense                                         6,212,544             12,359,713              13,787,465
   Interest expense                                             3,711,436              5,474,451               9,119,554
   Depreciation and amortization                                  865,102                913,527                 847,385
   Valuation allowance on wraparound notes                              0                      0               2,590,132
   Salaries, general and administrative                         4,416,536              2,873,482               3,955,434
   Property expenses                                            1,881,872              1,682,791               1,718,346
   Expired extensions to land purchase contracts                1,232,659                      0                       0
   Expenses for management company operations                     940,828              1,031,690               1,304,166
   Professional fees                                              924,371              1,273,555                 921,394
   Settlement fees                                                      0              7,084,238                       0
                                                        ------------------             ---------        ----------------

       Total expenses                                          20,185,348             32,693,447              34,243,876
                                                               ----------             ----------              -----------

Loss before income taxes and minority interest                   (553,059)            (7,178,056)             (4,151,965)

(Benefit) provision for income taxes                           (2,012,216)             1,253,056                (721,234)
                                                              -----------            ------------            ------------

Net income (loss) before minority interest                  $   1,459,157       $     (8,431,112)         $   (3,430,731)

Minority interest in net loss of consolidated subsidiary          663,962                      0                       0
                                                             -------------      ----------------        ----------------

Net income (loss) attributable to common stockholders      $    2,123,119       $     (8,431,112)        $    (3,430,731)
                                                              ============          =============          ==============

Income (loss) per common share, basic                      $         0.50    $              (1.99)  $            (0.82)
                                                          =================      ==================   ==================

Weighted average common shares outstanding, basic               4,260,417              4,235,245               4,206,550
                                                             ============         ==============           =============

Income (loss) per common share, diluted                 $            0.43   $              (1.99)     $            (0.82)
                                                         =================     ==================      ==================

Weighted average common shares outstanding, diluted             4,990,970
                                                             ============


                                See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                      For the Year Ended December 31, 1997




                                                        December 31, 1997

Net loss attributable to common stockholders                $ (3,430,731)
                                                               ---------

Other comprehensive loss, net of tax:
   Unrealized gain on securities:
       Unrealized gain arising during period
               [net of tax provision of $1,404,624]            3,511,560
       Less:   Reclassification adjustment for gain
               included in net income [net of tax
               benefit of $1,404,624]                         (3,511,560)
                                                               ---------

Other comprehensive loss                                               0

Comprehensive loss                                          $ (3,430,731)
                                                              ===========



           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997



                                                 Common Stock           Preferred Stock            Treasury Stock

                                                           Cost                      Cost                     Cost

                                                   Shares       Cost        Shares        Cost      Shares          Cost
==========================================       =========== ========== ============== ========== ===========  =============
Balance, December 31, 1996                        4,743,155    $47,433      3,182,184    $31,822   (692,591)   $(3,440,418)
Conversion of preferred stock into common           162,804      1,627      (148,189)    (1,481)
stock
Net loss for the year ended December 31, 1997
Realization of unrealized holding loss -
available-for-sale securities
Balance, December 31, 1997                        4,905,959     49,060      3,033,995     30,341   (692,591)    (3,440,418)
                                                ----------- ---------- -------------- ---------- -----------  -------------
Conversion of preferred stock into common            37,674        376       (34,288)      (344)
stock
Reserve for preferred stock settlement repurchase
Net loss for the year ended December 31, 1998
Balance, December 31, 1998                        4,943,633    $49,436      2,999,707     29,997   (692,591)    (3,440,418)
                                                ----------- ---------- -------------- ---------- -----------  -------------
Cancellation of Series A Preferred Stock                                  (2,983,284)   (29,833)
Issuance of Treasury Stock                                                                            37,500        186,375
Net income for the year ended December 31,
1999
Balance, December 31, 1999                        4,943,633    $49,436         16,423      $ 164   (655,091)   $(3,254,043)
                                                =========== ========== ============== ========== ===========  =============


                                                  Additional    Unrealized holding
                                                     paid in      gain (loss) on    Accumulated    Stockholders'
                                                     Surplus     available-for-sale   deficit          equity
==========================================        ============== ================= ==============  ==============
Balance, December 31, 1996                           $48,105,575        $(220,396)  $(15,564,873)     $28,959,143
Conversion of preferred stock into common                  (146)                                                0
stock
Net loss for the year ended December 31, 1997                                          (3,430,731)     (3,430,731)
Realization of unrealized holding loss -
available-for-sale securities                                              220,396                        220,396
Balance, December 31, 1997                            48,105,428                 0   (18,995,604)      25,748,807
                                                  -------------- ----------------- --------------  --------------
Conversion of preferred stock into common                   (32)                                                0
stock
Reserve for preferred stock settlement repurchase    (2,608,216)                                      (2,608,216)
Net loss for the year ended December 31, 1998                                         (8,431,112)     (8,431,112)
Balance, December 31, 1998                            45,497,180                 0   (27,426,716)      14,709,479
                                                  -------------- ----------------- --------------  --------------
Cancellation of Series A Preferred Stock                  29,833                                                0
Issuance of Treasury Stock                             (186,375)                 0                              0
Net income for the year ended December 31,                                              2,123,119       2,123,119
1999
Balance, December 31, 1999                          $ 45,340,638              $  0  $(25,303,597)    $ 16,832,598
                                                  ============== ================= ==============  ==============



                                See Accompanying Notes to Consolidated Financial Statements

                                                            F-6

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                        December 31, 1999      December 31, 1998        December 31, 1997
                                                       -------------------     -----------------  -----------------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net income (loss)                                         $ 2,123,119          $   (8,431,112)           $ (3,430,731)
   Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
   Depreciation and amortization                                 865,102                 913,527                 847,385
   Deferred taxes                                                700,903               1,064,288                (785,479)
   Litigation and settlement fees                                      0               7,084,238                       0
   Valuation allowance on wraparound notes                             0                       0               2,590,132
   Net gain on securities transactions                                 0                       0              (3,508,224)
   Gain on sale of real estate related assets                 (5,507,817)             (5,617,844)               (316,061)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                         245,443                 453,070                  94,996
         Decrease (increase) in due from related party            80,983                (451,234)                207,242
         Decrease in accrued interest receivable               2,491,143               3,280,096               1,181,358
         Decrease (increase) in prepaid expenses and other       379,548                (671,355)               (760,071)
         Increase in deposits to purchase land                  (700,000)                      0                       0
         Increase (decrease) in accrued expenses                  81,276                 450,648                 (15,571)
         Decrease in accrued litigation payable               (8,078,298)                      0                       0
         (Decrease) increase in accrued interest payable        (158,673)                 47,730                (880,825)
         Decrease in Master Lease payable                     (5,016,894)             (4,704,362)               (807,787)
         (Decrease) increase in income taxes payable          (2,816,496)                 14,377                (428,625)
         Decrease in due to related party                              0                       0                 (61,688)
                                                      ------------------         ---------------            -------------

         Net cash used in operating activities               (15,310,661)             (6,567,933)             (6,073,949)
                                                              ----------              -----------             -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Principal repayments on loans receivable                       73,971                  68,302                 171,841
   Principal repayments on wraparound notes                    3,850,399               5,190,630               4,578,169
   Investment in wraparound notes                                      0                (108,838)                (81,934)
   Purchase of building and land                              (3,511,669)            (18,515,000)             (1,100,000)
   Purchase of leasehold improvements                           (635,057)               (484,209)               (263,153)
   Proceeds from realization of real estate related assets, net22,685,567             19,407,819               5,258,708
   Proceeds from the sale of real estate assets                        0              17,379,628                       0
   Proceeds from sale of available-for-sale securities                 0                       0              36,360,354
   Proceeds from redemption of investments in preferred stock    445,500               1,783,100               1,730,833
   Proceeds from redemption of reverse repurchase agreements           0                       0              35,035,636
   Purchase of treasury notes                                          0                       0             (34,269,233)
                                                     -------------------       ------------------            ------------

         Net cash provided by investing activities            22,908,711              24,721,432              47,421,221
                                                             -----------             ------------           ------------


                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                        December 31, 1999       December 31, 1998       December 31, 1997
                                                        -----------------       -----------------       -----------------

CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from mortgages and notes payable                   3,750,000              18,749,000                       0
   Principal payments on mortgages and notes payable         (13,527,938)            (38,511,435)             (6,685,652)
   Principal payments on loans payable                                 0                       0             (23,829,335)
   Amounts paid received on treasury notes payable                     0                       0                (316,887)
   Amounts in restricted cash                                 (1,614,156)                      0                (222,000)
                                                            -------------       -----------------         ---------------

         Net cash used in financing activities               (11,392,094)            (19,762,435)            (31,053,874)
                                                              -----------            ------------            ------------


NET (DECREASE) INCREASE IN
         CASH AND CASH EQUIVALENTS                            (3,794,044)             (1,608,936)             10,293,398

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                  11,826,301             13,435,237                3,141,839
                                                            ------------             ----------                ---------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                   $     8,032,257         $   11,826,301           $   13,435,237
                                                           =============          =============            =============

SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION


         Cash paid during the period for interest        $     3,870,109        $     5,426,721           $   10,000,379
                                                           ==============        ==============            =============


         Cash paid during the period for income taxes   $        100,272       $        174,396         $        854,429
                                                          ==============        ===============          ===============



SUPPLEMENTAL DISCLOSURE OF NON-CASH
         FINANCING AND INVESTING ACTIVITIES


At the close of business on March 5, 1999, the Company canceled and retired 2,983,284 shares of Series A Preferred Stock, $.01 par value, resulting in a reduction of Preferred Stock and an increase in Additional Paid In Surplus of $29,833. This transaction occurred pursuant to the terms of a court approved settlement as discussed in Note 15. Legal Proceedings. Also, 37,500 shares of Treasury Stock were issued at a cost of $4.97 per share to certain Non-Employee Directors pursuant to the Company's 1999 Stock Incentive Plan resulting in a reduction in Treasury Stock and Additional Paid In Surplus of $186,375. The transaction is described in detail in Note 10. Capital Stock.





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

Milestone was incorporated on November 30, 1989 under the laws of the state of Delaware. On December 18, 1990, the Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into the Company. The Company succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock and preferred stock. In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc., a New York Corporation ("Concord"), pursuant to which the Company acquired certain real estate related assets for cash and approximately 2,545,000 shares of common stock. See note 13 for a description of related party transactions with Concord.

2.     Summary of Significant Accounting Policies

Business

The Company is primarily engaged in a single business industry, commercial real estate, which involves the ownership, operation and management of 26 interests in commercial real estate properties at December 31, 1999 consisting of (i)10 fee interests (the "Fee Properties") and (ii) wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 16 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"). The Company is also the master lessee (the "Master Lessee") under individual leases (the "Master Leases") on each of the Underlying Properties. The Properties are located in 12 states. The Company also invests directly in real estate and real estate related assets.

Principles of Consolidation and Minority Interest in Consolidated Subsidiary

The consolidated financial statements include the accounts of Milestone Properties, Inc. and its subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidated financial statements. On May 1, 1999, the Company began investing in joint venture partnerships ("JVs") with unrelated third parties. The JVs contracted for the acquisition of land parcels in the South Florida area. Minority investors owned approximately 12% of the JVs at December 31, 1999. The ownership percentages changed throughout the investment periods as additional capital was contributed. The minority investors' proportionate share in the JVs after-tax results is shown in the accompanying statements of revenues and expenses. The minority investors' interest in the consolidated subsidiary is insignificant at year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these investments approximates fair market value. At times, cash balances held at financial institutions were in excess of federally insured limits.

The Company has restricted cash of $222,000 at December 31, 1999, as a compensating balance for a Letter of Credit related to a guarantee of performance associated with the lease of office space for the Company's corporate offices. Restricted cash is held in an interest bearing account and becomes available for general operating purposes of the Company on December 31, 2000. Currently, no amounts are outstanding on the Letter of Credit. See note 15 for a description of the restricted cash for settlement at December 31, 1999.

Available-for-Sale Securities

Gains and losses relating to available-for-sale securities are excluded from earning and reported as a separate component of stockholders' equity, net of tax effect, until such amounts are realized through the sale or redemption of the securities.

Property, Improvements and Equipment and Related Depreciation and Amortization

Properties are stated at cost, less depreciation computed on a straight-line basis over their estimated useful lives of 26.5 - 50 years. The allocation of costs between land and depreciable assets are based upon estimates made by management. Building improvements and equipment are stated at cost and depreciated on a straight-line basis using an estimated useful life of five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining term of the Master Lease.

Investment Allowances and Impairments

The Company assesses at least annually the probability that the amounts collectible under the contractual terms of each Wraparound Note will equal or exceed the carrying amount of such Wraparound Note. When management believes that a Wraparound Note has been impaired, the Company measures impairment based on the estimated fair value of the underlying properties, using internal analysis and independent appraisals when necessary. For the years ended December 31, 1999, 1998 and 1997, the Company provided a valuation allowance of $0, $0 and $2,590,132, respectively.

The Company individually reviews each of the Fee Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an un-discounted basis is less than the property's carrying value. If a property is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the property. No write downs for impairment of property investments were recorded in 1999, 1998 and 1997.

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

Management Contract Rights and Debt Financing Costs

Management contract rights are being amortized over a period of twenty-five and thirty years. The amortization for the management contract rights has been accelerated for those agreements that are terminated prior to the expiration of the initial lease term. Debt financing costs are being amortized over the life of each respective loan.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities at currently enacted tax rates for the expected future tax benefits or consequences of events that have been included in the financial statements and tax returns. Deferred taxes are provided for the temporary differences between the tax basis of the assets and liabilities and the amounts reported in the financial statements. A valuation allowance is recognized, if necessary, to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Income (loss) per Common Share

SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options prescribed by APB15, "Earnings per Share." In certain circumstances, the conversion of stock options and Convertible Series A Preferred Stock are excluded from diluted EPS if the effect of such inclusion is anti-dilutive. The numerators of EPS computations are as reported in the consolidated statements of revenues and expenses; the denominators include the effects of common share equivalents of outstanding stock options and Convertible Series A Preferred Stock which totals 4,990,970, 7,845,326 and 7,810,901 respectively, in 1999, 1998 and 1997.

Comprehensive Income (Loss)

A statement of comprehensive income (loss) has not been presented for 1998 or 1999 as there are no items of other comprehensive income (loss) in those years.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are within one reportable segment.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not believe this will have a material effect on our operations, when adopted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1999 financial presentation.

3.     Acquisition and Disposition of Real Estate and Real Estate Related Assets

On November 12, 1999, a wraparound note held by the Company on a 45,000 square foot shopping center property located in Southwick, Massachusetts (the "Southwick Property"), was paid as a result of the sale of the Southwick Property by its owner, an affiliate of the Company (the partnership that owned the Southwick Property), to an unrelated third party. In connection with the sale of the Southwick Property, the Company, as the master lessee on a Master Lease on the Southwick Property, canceled the subject Master Lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $520,000 and recorded a book gain of approximately $514,000, in the fourth quarter of 1999.

On October 21, 1999, five wraparound notes held by the Company on five separate single-tenant commercial buildings (collectively the "Five Properties"), were paid as a result of the sale of the Five Properties by their owners, affiliates of the Company (the partnerships that owned the Five Properties) to unrelated parties. In conjunction with the sale of the Five Properties, the Company, as the master lessee on a Master Lease on the Five Properties, canceled the subject Master Lease. The negotiated sales prices of the Five Properties aggregated $12,500,000. As a result of the sale of the Five Properties, the payment of the wraparound notes and the assumption of the underlying mortgage debt by the buyers, the Company realized net cash proceeds of approximately $5,400,000 and recorded a book gain of approximately $2,316,000 in the fourth quarter of 1999.

On July 30, 1999, a wraparound note held by the Company on a 31,170 square foot single tenant commercial building located in Franklin, Pennsylvania (the "Franklin Property"), was paid as a result of the sale of the Franklin Property by its owner, an affiliate of the Company (the partnership that owned the Franklin Property), to an unrelated third party. In connection with the sale of the Franklin Property, the Company, as the master lessee on a Master Lease on the Franklin Property, canceled the subject Master Lease. Of the gross proceeds, $1,348,000 was used to defease the underlying bond debt. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $896,000 and recorded a book gain of approximately $1,527,000 in the third quarter of 1999.

On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a Master Lease on the Baton Rouge Property, canceled the subject Master Lease. Of the gross proceeds, $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,043,000 and recorded a book gain of approximately $306,000 in the second quarter of 1999.

On April 6, 1999, a wraparound note held by the Company on a 125,803 square foot shopping center property located in Pascagoula, Mississippi (the "Pascagoula Property"), was paid as a result of the sale of the Pascagoula Property by its owner, an affiliate of the Company (the partnership that owned the Pascagoula Property), to an unrelated third party. In connection with the sale of the Pascagoula Property, the Company, as the master lessee on a Master Lease on the Pascagoula Property, canceled the subject Master Lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $2,315,000 and recorded a book gain of approximately $845,000 in the second quarter of 1999.

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

On October 1, 1998, a wraparound note held by the Company on a 285,655 square foot shopping center property located in South Williamson, Kentucky (the "South Williamson Property"), was paid as a result of the sale of the South Williamson Property by its owner, an affiliate of the Company (i.e., the Partnership that owned the South Williamson Property), to an unrelated third party. In connection with the sale of the South Williamson Property, the Company, as the master lessee on a Master Lease on the South Williamson Property, canceled such Master Lease. The negotiated sales price of the South Williamson Property was approximately $14,874,000 which included acquiring the property subject to the $14,773,655 remaining balance of the underlying mortgage debt on the South Williamson Property (which represented approximately 21% of Company's total liabilities at such time). The wraparound note on the South Williamson Property represented approximately 13% of the Company's total assets at such time. As a result of the sale of the South Williamson Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized approximately $100,000 in cash and recorded a book gain of approximately $4,197,000.

On September 21, 1998, a wraparound note held by the Company on a 35,496 square foot shopping center property located in Vestivia Hills, Alabama (the "Vestivia Hills Property"), was paid as a result of the sale of the Vestivia Hills Property by its owner, an affiliate of the Company (i.e., the Partnership that owned the Vestivia Hills Property), to an unrelated third party. In connection with the sale of the Vestivia Hills Property, the Company, as the master lessee on a Master Lease on the Vestivia Hills Property, canceled such Master Lease. The negotiated sale price of the Vestivia Hills Property was approximately $1,640,000. Of the gross proceeds, $722,638 was used to satisfy the underlying mortgage debt on the Vestivia Hills Property (which represented approximately 1% of the Company's total liabilities at such time). The wraparound note on the Vestivia Hills Property represented approximately 3% of the Company's total assets at such time. As a result of the sale of the Vestivia Hills Property, the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $875,000 and recorded a book gain of approximately $338,000.

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

On July 7, 1998, the Company completed the sale of its Mountain View Mall property located in Bend, Oregon (the "Bend Property") to an unrelated third party for approximately $17,750,000. The Company realized cash net proceeds from the sale of approximately $319,200, after paying off the balance of the underlying first mortgage of $17,065,000 (which represented approximately 23% of the Company's total liabilities at such time) and used a portion of the funds for closing costs and net credits to the buyer. At the time of the sale, the Bend Property represented approximately 17% of the Company's total assets with a carrying value, net of accumulated depreciation, of approximately $16,482,000. As a result of the sale, the Company recorded a book gain of approximately $1,001,000.

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

On February 9, 1998, a wraparound note held by the Company on a 128,864 square foot shopping center property located in Chili, New York (the "Chili Property"), was assigned to an unrelated third party for $75,000. The Company, as the master lessee on a Master Lease on the Chili Property, terminated such Master Lease on April 30, 1996. The assignment of the wraparound note relieved the Company of its responsibility to make any payments on the underlying mortgage debt on the Chili Property. As a result of the assignment of the wraparound note on the Chili Property and the relief of the Company's obligation to the underlying mortgage debt, the Company realized net cash proceeds of approximately $75,000 and recorded a book gain of approximately $82,000.

From time to time the Company sells, or may take action to sell, certain real estate assets which it does not believe to be material to the overall business or financial condition of the Company.

4.     Investment in Land Ventures ("Ventures")

       On May 1, 1999 and August 27, 1999, the Company made initial investments of $262,469 and $46,762, respectively, in the Ventures, and the Ventures assumed contracts to purchase certain land parcels in the South Florida area. The land purchase contracts contain options to extend the closing date for an additional fee. Subsequent to the initial investment, the Company has made additional capital contributions of $2,693,224 to the Ventures. The consolidated financial statements of the Company include the operating results for the Ventures from the date of the Company's investments.

       On December 29, 1999, the Ventures completed the purchase of a parcel of land located in Miami, Florida (Miami-Dade County) from an unrelated third party for $3,512,000. In connection with the purchase, a $2,000,000 first mortgage was obtained which bears interest equal to 9.5% per annum which is effective for the initial year of the term of the note. Interest on the subject note is payable during the initial year in twelve consecutive monthly installments; thereafter, the note requires twenty-three monthly payments of principal and interest beginning in the thirteenth month of the note based upon a 25 year amortization schedule. The note also requires a rate adjustment on the anniversary date of the note equal to the base rate (prime rate) announced by Citibank, N.A., New York, from time-to-time, plus one percent. A balloon payment of approximately $1,974,000 is required at the end of year three of the mortgage.

       The investments included in the Ventures at December 31, 1999 also include deposits of $700,000 which will be applied to the purchase of land parcels in the South Florida area. Additional capital contributions may be required by the Company to service the costs associated with extending the expiration dates of certain land purchase contracts. The cost of extending the land purchase contracts will be expensed if they expire before the land is purchased.

5.     Property, Improvements and Equipment

Property, improvements and equipment at December 31, 1999 and 1998 consisted of the following:



                                                     December 31, 1999        December 31, 1998
============================================  ======================== ========================
Land                                                    $    5,473,169            $   1,961,500
Building                                                    20,978,628               20,978,628
Leasehold improvements and equipment                         1,330,885                1,015,162
                                                           -----------                ---------
Total, at cost                                              27,782,682               23,955,290
Less: Accumulated depreciation                             (2,898,462)              (2,437,406)
                                                          ------------               ---------
Total, net                                               $ 24,884,220             $  21,517,884
                                                         =============            =============
--------------------------------------------  ------------------------ ------------------------

6.     Investment in Wraparound Notes

Investment in Wraparound Notes represents obligations due from limited partnerships (the "Partnerships"). Certain directors and officers of the Company are also directors, officers and controlling stockholders of the general partner of each of the Partnerships. The original formation of the Partnerships typically involved the purchase of a property by the Partnership for cash and certain non-recourse promissory notes (the "Wraparound Notes"), payment of which was secured by the purchased property (the "Underlying Property"). The related Wraparound Notes were subordinate to the Underlying Property Mortgage Debt (the "Underlying Debt"). The property was then leased back (the "Master Leases") from the Partnership for a fixed annual rental fee. The Partnerships are obligated to make fixed payments of principal and interest on certain Wraparound Notes. Such payments approximate the Master Lease obligations. The Company is entitled to all rents under the tenant operating leases and is required to satisfy all other landlord obligations. The payments received by the Company from the tenants are used to make the Master Lease payments to the Partnerships.

Upon the sale of an Underlying Property, proceeds are initially applied to satisfy the Underlying Debt, and the balance, to the extent proceeds are available, is divided between a preferred return to the Partnership's limited partners and then repayment of the Wraparound Note.

Each of the Wraparound Notes gives the Company a lien on the Underlying Property as well as the Partnership's interest in the Master Lease. The Wraparound Notes are subordinate to the Underlying Debt. The Wraparound Notes have maturities ranging from 2000 to 2015. The scheduled principal receipts of the Wraparound Notes are as follows (dollar amounts in thousands):


     Year Ending December 31st:
=====================================
       2000                   $13,736
       2001                       178
       2002                       196
       2003                       215
       2004                       237
  Thereafter (a)                4,080
                    -----------------
      Total                   $18,642
                    =================

a - Excludes $7,575 of the original issue discount.

The following schedule depicts Wraparound Notes which are subordinate to the Underlying Debt on such properties:

                                                                    Face Amount
                          Closing     Interest        Final         of Mortgage         Carrying Amount of     Interest Due
      Location             Date       Rate (%)    Maturity Date        Loans              Mortgage Loans        and Accrued
=====================  ============= ===========  ==============  =============== ==== =====================  ===============
Deland, FL                  10/23/95        9.70         6/30/00       $1,904,659                 $1,386,963         $193,192
Rochester, NY               10/23/95        9.70        12/31/14        1,708,137                  1,426,983          174,192
                                           10.00        12/31/14          183,567                    130,625                0
Janesville, WI              10/23/95       10.25        12/31/15        2,100,380                  1,361,406          225,760
                            02/11/98       11.00        12/31/15           16,584                     15,000                0
No. Canton, OH              10/23/95        9.11        12/31/14        2,747,434                  2,080,901          260,968
                            10/23/95       11.00        12/31/14           37,589                     26,575                0
                            10/15/96       11.00        12/01/14           32,385                     25,650                0
Quincy, IL                  10/23/95       10.00        12/31/98        4,903,590    a             1,156,057                0
Natchez, MS                 10/23/95       10.00        05/01/08        3,091,460    a               840,595           89,495
Sandy, PA                   10/23/95       10.00         6/30/00        2,387,007    a               811,425           85,028
Montgomery, AL              10/23/95        9.75         6/30/00        2,112,637                    802,335          215,444
Paris, TN                   10/23/95       10.00         6/30/00        2,935,475                  1,122,807          307,388
                            10/23/95       11.00         6/30/00           74,163                     51,016                0
Savannah, TN                10/23/95        9.88        12/31/99        1,079,560                    352,116          111,572
Danville, IL                10/23/95        9.75         6/30/00        1,668,565                    704,196          170,154
Warsaw, VA                  10/23/95        9.75        12/31/99        1,338,084                    981,167          136,460
Walpole, NH                 10/23/95        9.75        12/31/99        1,311,402                    897,379          133,731
Palatka, FL                 10/23/95        9.75        12/31/99        2,114,078                  1,432,915          215,597
                            12/09/98       11.00        12/31/99           27,687                     24,650                0
Columbus, NE                10/23/95        9.75         6/30/00        2,309,380                  2,044,449          235,507
Hamilton, NY                10/23/95        9.75        12/31/99        1,370,885                    966,643          139,801
                                                                        ---------                    -------          -------
                                                          Totals      $35,454,708                $18,641,853       $2,694,289
                                                                       ==========                 ==========        =========
---------------------  ------------- -----------  --------------  --------------- ---- ---------------------  ---------------

a - Includes discount elements totaling in aggregate $7,575,000.

The following schedule represents a roll forward of Wraparound Notes for the years ended December 31, 1999 and 1998:


                                      1999                      1998
=================================== ================= =========================
Beginning balance                        $ 39,529,787             $  59,402,931
Investment in wraparound notes                      0                   108,838
Principal repayments                      (3,782,763)               (5,190,630)
Notes satisfied from property sales      (17,105,171)              (14,791,352)
Valuation allowance                                 0                         0
                                   ------------------      --------------------
Ending balance                          $ 18,641,853              $ 39,529,787
                                        =============             =============
----------------------------------------------------- -------------------------

On February 25, 2000, a wraparound note held by the Company on a 138,954 square foot shopping center located in Quincy, Illinois (the "Quincy Property"), was terminated as a result of a foreclosure sale by the bank (the holder of the Underlying Debt). The Company had previously terminated, by written notice, the Master Lease associated with the Quincy Property as of December 31, 1998. As a result of the foreclosure sale by the bank of the Quincy Property and the termination of the Wraparound Note and the Underlying Debt, the Company will record a book gain of approximately $1,727,000 in the first quarter of 2000 but received no cash proceeds.

The maturity dates of the remaining Wraparound Notes and Wraparound Mortgages currently held by the company range through December 2015, of which seven Wraparound Notes and Wraparound Mortgages will mature on June 30, 2000 (the "Maturing Wrap Debt"). The Maturing Wrap Debt was due to expire on December 31, 1999, however, the Company granted a six month extension to allow each applicable Partnership of the respective Maturing Wrap Debt issued by such Partnership to make payment. In order for each such Partnership to make such payment, one of the following events may occur: (i) the Partnership may sell the Underlying Property securing the respective Maturing Wrap Debt, (ii) the Company, as the holder of the Maturing Wrap Debt, may obtain ownership of the Underlying Property securing Maturing Wrap Debt in lieu of payment on the Maturing Wrap Debt via foreclosure sale or (iii) the Company has the option to extend the Maturing Wrap Debt to a for subsequent six month periods.

7.     Investment in Preferred Stock

In connection with a February 1997 merger between Union Properties Investors, Inc. and a wholly owned subsidiary of Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"), the Company became the owner of 356,400 shares of Kranzco's Series C Cumulative Redeemable Preferred Shares (the "Kranzco Series C Shares").

The Company, as the holder of 44,550 unredeemed shares of Kranzco Series C Shares as of December 31, 1998, was entitled to receive from the redemption of such shares, in one installment, an aggregate amount of cash equal to approximately $445,500, plus interest at the rate of 8% per annum on the applicable outstanding balance of such shares. Such final redemption payment, made in February 1999, liquidated the Company's holdings of Kranzco Series C Shares.

8.     Leases

As Lessor

The Properties have a gross leaseable area of approximately 1,551,640 and 2,218,645 square feet of which approximately 94% and 96% was leased as of December 31, 1999 and 1998, respectively.

Minimum base rental income under tenant lease agreements relating to the Properties having remaining lease terms ranging from one to 32 years at December 31, 1999 is as follows (dollars amounts in thousands):


Year Ending December 31st:
====================================
      2000                 $   5,289
      2001                     4,174
      2002                     3,143
      2003                     2,148
      2004                     1,630
   Thereafter                  3,842
                          ----------
      Total                 $ 20,226
                            ========
----------------- ------------------

For the years ended December 31, 1999, 1998 and 1997, no tenant at any individual property accounted for more than 10% of the Company's total revenue. However, the total revenue from K- mart Corporation's nine leases with the Company accounted for approximately 30%, 29% and 32%, respectively, of the Company's aggregate rent revenue.

As Lessee

Minimum rental expense under the Master Leases, having original lease terms ranging from 2000 to 2016, at December 31, 1999 is as follows (dollar amounts in thousands):


Year Ending December 31st:
====================================
      2000                 $   1,503
      2001                       823
      2002                       823
      2003                       823
      2004                       823
   Thereafter                  8,806
                           ---------
      Total                 $ 13,601
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

The expiration dates of the nine Master Leases currently held by the Company range from June 2000 to December 2015, of which six Master Leases expire on June 30, 2000 (the "Expiring Master Leases"). The Expiring Master Leases were due to expire on December 31, 1999, however, a six month extension was granted. As a result of the Expiring Master Leases, the Company, as the tenant under such Expiring Master Leases, may (i) assign all of its rights, title and interests in the Underlying Properties subject to the respective Expiring Master Leases to the applicable Partnership that is the landlord under the Expiring Master Leases and such Partnership may assume all of the Company's related obligations under the respective Expiring Master Leases or (ii) has the option to extend such Expiring Master Leases for subsequent six month periods.

9.     Mortgages and Notes Payable

The mortgages and notes payable are non-recourse to the Company and are collateralized by the Properties. The scheduled principal payments of the mortgages and notes payable at December 31, 1999 are as follows (dollar amounts in thousands):


Year Ending December 31st:
====================================
      2000                 $   4,203
      2001                     2,420
      2002                     3,788
      2003                     1,535
      2004                     1,181
   Thereafter                 25,072
                            --------
      Total                 $ 38,199
                            ========
----------------- ------------------

The interest rates on the mortgages and notes payable range from 7.00% to 13.5%. The mortgage and notes payable and related terms at December 31, 1999 for the Properties are summarized as follows (dollar amounts in thousands, except as noted):


                        Underlying                    Monthly Payment
                         Debt at        Interest     Provisions (Actual   Maturity
      Location           12/31/99       Rate (%)          Dollars)        Date (2)
====================  ============== =============== ================== =============
Deland, FL                      $740           8.875            $14,016        4/1/03
Rochester, NY                    971           9.250             15,992        1/1/02
Janesville, WI                   816            9.00             14,060       7/31/02
                                 101            9.00              1,529        8/1/07
No. Canton, OH                 1,970            9.00             21,669       9/30/12
Quincy, IL                     2,883            7.75             27,912 (4)    7/1/98
Natchez, MS                    2,172            7.59             15,519        5/1/08
Sandy, PA                      1,285            7.00                (1)       12/1/06
Montgomery, AL                 1,142            8.75             14,500        4/1/07
Paris, TN                        530           13.50              8,859        4/1/08
                                 309            9.25              8,467        7/1/03
Savannah, TN                     216            9.50              6,612       1/31/03
Danville, IL                     321           9.625              9,663        9/1/02
Warsaw, VA                       752          13.125             11,373       10/1/09
Walpole, NH                      732           11.50              9,857        9/1/09
Sunrise, FL                    1,146            7.48              8,095        5/1/08
Jacksonville, FL               1,818            7.87             13,335        5/1/08
Orange Park, FL                1,283            7.39              8,992        4/1/08
Boca Raton, FL                 1,780            7.39             12,450        7/1/08
West Palm Beach,                 872            7.51              6,159        9/1/08
FL
Jacksonville, FL               3,919            8.00             28,984       10/1/08
Ft. Lauderdale, FL             2,373            7.00             15,967      11/11/08
Davie, FL                      3,193            7.58             22,684       11/1/08
Miami, FL                      2,000            9.50                (3)       12/1/02
Palatka, FL                    1,055           12.00             17,247       11/1/07
Columbus, NE                   1,263           12.00             17,201        9/1/10
                                  59            9.50                697        7/1/11
Hamilton, NY                     758          13.125             11,373       12/1/09
Zanesville, OH                 1,740            8.16             13,693        6/1/09
                             -------
Total                       $ 38,199
                            ========


       (1) Principal and interest are paid semi annually in accordance with the bond documents.

       (2)  Certain   mortgages  and  notes  contain   various  terms  regarding
prepayment penalties.

       (3) Interest only during year 2000, monthly payments of approximately $17,500 in year 2001 and 2002 dependant on a floating interest rate of bank prime plus one percent.

       (4) The mortgage was terminated as a result of a foreclosure sale on February 25, 2000. See Note 16 Subsequent Events.

The Company estimates the fair value of its long term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 1999, the fair value of the mortgage loans was estimated to be $37,251,323 compared to a carrying value amount of $38,199,191.

The following schedule represents a reconciliation of the mortgages and notes payable for the years ended December 31, 1999 and 1998:



                                           1999                1998
=================================== =================== ==================
Balance at January 1st                   $   47,977,129      $  67,739,564
Principal repayments                       (13,527,938)       (38,511,435)
Proceeds from loans                           3,750,000         18,749,000
                                          -------------         ----------
Balance at December 31st                  $ 38,199,191       $ 47,977,129
                                          =============      =============
----------------------------------- ------------------- ------------------


10.    Capital Stock

Common and Preferred Stock

The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock at December 31, 1999 and 1998 and 1,000,000 and 10,000,000 shares of Series A Preferred Stock at December 31, 1999 and 1998.

The shares of Common Stock are entitled to one vote per share. The Series A Preferred Stock has limited voting rights. The Series A Preferred Stock has a $10.00 liquidation preference and has a preferential right to receive a quarterly dividend of $0.195 per share before dividends can be paid on the Common Stock.

At the close of business on March 5, 1999, Milestone canceled and retire 2,983,284 shares of its Series A Preferred Stock, representing greater than 99% of the then outstanding shares of Series A Preferred Stock, pursuant to the terms of a court approved settlement of a purported class action and derivative lawsuit brought against Milestone, certain of its past and present members of its Board of Directors and executive officers, and Concord. See Note 15, Legal Proceedings.

On December 21, 1995, the conversion ratio for the Series A Preferred Stock was adjusted to provide for the receipt of one share of Common Stock upon the conversion of .91 shares of Series A Preferred Stock. Previously, the conversion ratio was 1.6 shares of Series A Preferred Stock for one share of Common Stock. The new conversion ratio, which was effective as of November 1, 1995, was determined pursuant to the Certificate of Designations for the Series A Preferred Stock.

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

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock for the years ended December 31, 1999 and 1998. The last dividend declared by the Company was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

Stock Options

In May 1994, the Common Stockholders approved the adoption of the 1993 Employee Stock Option Plan (the "Employee Stock Option Plan"). The total number of shares of Common Stock which may be issued pursuant to the exercise of options granted under the Employee Stock Option Plan is 300,000. The Compensation Committee of the Board of Directors (the "Compensation Committee") made initial grants in December 1993 under such plan totaling 146,000 options (the "Initial Grant") which are exercisable for 146,000 shares of Common Stock at a per option exercise price of $4.75. In June 1997, the Compensation Committee canceled the Original Issue and reissued 146,000 options which are exercisable for 146,000 share of Common Stock at a per option exercise price of $0.50. At the same time, the Compensation Committee granted 154,000 options which are exercisable for 154,000 shares of Common Stock at a per option exercise price of $0.50. During June 1999, the Company repurchased 222,200 options to purchase shares of the Company's common stock, par value $.01 per share from certain executives of the Company for approximately $650,000, representing the excess of the current market price of the Common Stock over the exercise price of the options. Options granted under the Employee Stock Option Plan expire on the tenth anniversary of the date of their grant, or upon termination of the grantee's employment with the Company. During the years ended December 31, 1999, 1998, 1997, zero, zero and 23,800 such options were canceled upon resignation of an employee, respectively.

In May 1994, the Common Stockholders also approved the adoption of the 1993 Non-Employee Director Stock Option Plan (the "Non-Employee Director Stock Option Plan"). Options granted under such plan expire on the tenth anniversary of the date of their grant, or upon the grantee's removal or resignation from the Board of Directors. The exercise price for each option granted under the Non-Employee Director Stock Option Plan is determined by averaging the high and low trading prices of the Common Stock as reported on either the New York Stock Exchange (through September 10, 1998) or the Over-The-Counter Bulletin Board (effective September 11, 1998) on the date of such options. Under the Non-Employee Director Stock Option Plan, the Company granted 2,500 options to each non-employee director in each of 1993 (upon adoption of the plan), 1994, 1995, 1996 and 1997, at a per option exercise price of $4.75, $4.375, $1.375, $1.6875 and $0.50, respectively. During 1999, Milestone's Board of Directors approved the cancellation of the options to purchase 12,500 shares of Common Stock held by each Non-Employee Director. The cancellation of the 12,500 options coincided with Milestone's Board of Directors approval of the granting of 12,500 shares of Common Stock to each of the Non-Employee Directors pursuant to the Company's 1999 Stock Incentive Plan. The 12,500 shares of Common Stock issued to each Non-Employee Director were issued from the Company's Treasury Stock.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS" No. 123"), requires expanded disclosure of stock based compensation arrangements with employees, and encourages, but does not require compensation cost be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company uses APB 25 for its stock based compensation awards. Accordingly, no compensation costs related to employee options have been recognized in the consolidated financial statements of the Company.

No options were exercised and no additional options were granted during the years ended December 31, 1999 and 1998. During 1999, 37,500 options were canceled, so as of December 31, 1999, 54,000 options remain outstanding. The pro forma disclosure provisions of SFAS No. 123 for the year ended December 31, 1999, 1998 and 1997 are as follows:


                                                        1999                  1998                  1997
============================ ================= ======================  ==================  ======================
Net Income (loss)            As Reported                   $2,123,119        $(8,431,112)          $  (3,430,731)
                             Pro Forma                      2,092,403         (8,460,946)             (3,443,748)
Income (loss) per            As Reported                        $0.50         $    (1.99)       $          (0.82)
Common Share, basic          Pro Forma                           0.49              (1.93)                  (0.79)
---------------------------- ----------------- ----------------------  ------------------  ----------------------


For the purposes of providing pro forma disclosures, the fair value of options granted in 1997 were estimated using the Black Scholes options pricing model with the following weighted average assumption; (i) a risk free interest rate of 5.24%, (ii) an expected life of one year, (iii) volatility of 52.20% and (iv) no dividends. The estimated fair value compensation cost of the related options was amortized to expense over the options' vesting period.

Certain information relating to the options under the Employee Stock Option Plan and the Non- Employee Director Stock Option Plan during the years ended December 31, 1999, 1998 and 1997 are as follows:




                                                 1999                             1998                            1997
                                    ==============================  ================================ ==============================
                                        Number        Weighted         Number          Weighted          Number        Weighted
                                          of           Average           of            Average             of           Average
                                       Options        Exercise         Options      Exercise Price      Options        Exercise
                                                        Price                                                            Price
=================================== ============== ===============  ============= ================== ============== ===============
Outstanding at January 1st                 313,700      $   0.74        313,700           $   0.74        176,000        $   4.46
Granted                                          0           n/a              0                n/a        307,500            0.50
Exercised                                        0           n/a              0                n/a              0             n/a
Repurchased                              (222,200)           n/a              0                n/a              0             n/a
Canceled                                  (37,500)           n/a              0                n/a              0             n/a
Forfeited                                        0           n/a              0                n/a      (169,800)            4.15
                                    --------------                 ------------                        ----------
Outstanding at December 31st                54,000        $ 0.50        313,700             $ 0.74       313,700           $ 0.74
                                        ==========                      =======                        ==========
Options exercised at December 31st               0                            0                                 0
----------------------------------- -------------- -------------  ------------- ------------------ -------------- ---------------


11.    Income Taxes

The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                       1999              1998              1997
=============================================== ================== ================= ================
Current Tax:
Federal                                              $ (2,822,856)             $   0            $   0
State and Other                                            109,740           188,768           64,245
                                                      ------------        ----------         --------
Total Current Tax                                      (2,713,116)           188,768           64,245
Deferred Tax:
Federal                                                    595,765           904,645        (667,657)
State and Other                                            105,135           159,643        (117,822)
                                                      ------------        ----------        ---------
Total Deferred Tax                                         700,900         1,064,288        (785,479)
                                                        ----------         ---------        ---------
Total (benefit) provision for income taxes           $ (2,012,216)       $ 1,253,056    $   (721,234)
                                                     =============       ===========    =============
----------------------------------------------- ------------------ ----------------- ----------------

Temporary differences between the amount reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes. There was an increase in the valuation allowance for deferred tax assets of $0 and $ 4,953,862 for the years ended December 31, 1999 and 1998, respectively. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income in the future. Although such realization is not assured, the Company believes that it is more likely than not that the deferred tax asset not allowanced will be recognized. Should estimates of future taxable income be reduced the deferred tax asset valuation allowance would be adjusted accordingly. The Company has a federal tax net operating loss carry forward of approximately $12,602,000 at December 31, 1999. Deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 are as follows:


                                                                     1999              1998              1997
============================================================== ================= ================= =================
Deferred Tax Assets:
Acquisition Costs                                                   $    329,492       $   880,345     $   1,025,222
Principal amortization on Wraparound Notes                             3,229,583         1,408,957         2,000,385
Allowance on Wraparound Notes                                            529,967         1,380,811         1,380,811
Net Operating Loss Carryforward                                        4,369,331         4,953,862                 0
Other                                                                      5,468          613,697            880,897
                                                                    ------------          --------           -------
Gross Deferred Tax Assets                                              8,463,841         9,237,672         5,287,315
Less: Valuation Allowance                                            (5,968,862)       (5,968,862)       (1,015,000)
                                                                      ---------        ----------        -----------
Deferred Tax Asset, net of valuation allowance                         2,494,979        3,268,810          4,272,315
                                                                       ---------        ----------         ---------


Deferred Tax Liabilities:
Accelerated depreciation                                                201,812            274,740           213,957
                                                                      ----------       -----------          --------
Gross deferred tax liabilities                                           201,812           274,740           213,957
                                                                       ---------       -----------           -------
Net deferred tax asset                                              $ 2,293,167        $ 2,994,070       $ 4,058,358
                                                                      ==========        ==========        ==========
-------------------------------------------------------------- ----------------- ----------------- -----------------

The (benefit) provision for income tax differs from the amount obtained by applying the statutory federal income tax rate to pre-tax losses for the following reasons:


                                                                            1999            1998          1997
====================================================================== ===============  =============  ===========
Statutory rate (benefit) on pre-tax loss                                       (35.0)%        (35.0)%      (35.0)%
Increase (decrease) in taxes:
From State and other taxes net of Federal tax benefit                             15.7            2.4          2.1
Valuation allowance                                                                  0           69.0         15.5
Decrease (Increase) of NOL                                                       141.8         (34.0)          0.0
Basis difference on asset dispositions                                            34.6           14.0          0.0
Reversal of prior year provision                                               (512.1)            0.0          0.0
Tax/book depreciation and other                                                  (8.8)           1.1           0.0
                                                                               -------         ------       -------
Total                                                                         (363.8)%        17.5%          (17.4)%
                                                                              ========        =======        =======
---------------------------------------------------------------------- ---------------  -------------  -----------


During 1999, the wraparound notes held by the Company on the nine properties sold during the year as described in note 3 were satisfied. Relating to such wraparound notes, the Company had previously recorded deferred tax assets. The realization of the deferred tax assets relating to the wraparound notes was a non-cash tax adjustment. Also, in prior years, the Company recorded currently payable income taxes which the Company no longer believes is a necessary liability, and it reversed these accruals, amounting to approximately $2,800,000 in the fourth quarter of 1999. The reversal of these accruals reduced the 1999 income tax provision, but did not affect cash or liquidity. As a consequence of the above, the Company's effective tax rate for December 31, 1999 is significantly different from the expected federal tax benefit rate of 35%.

12.    Fair Value of Financial Instruments

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

Cash and cash equivalents, accounts and loan receivables and accounts payable and accrued expenses are reflected in the consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short term nature. The Company estimates the fair value of its long term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 1999 and 1998, the aggregate carrying value of the notes and mortgages payable as compared to the aggregate fair value of such instruments was not significantly different.

The fair value of the Wraparound Notes has been estimated by management based on the estimated fair value of the Underlying Properties. At December 31, 1999 and 1998, the fair value of the Wraparound Notes was estimated to be $35,454,708 and $62,802,981, compared to a carrying value amount of $18,641,853 and $39,529,787, respectively.

The fair value estimates presented herein are based on information available as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the Properties has not been performed for purposes of these financial statement disclosures.

13.    Related Party Transactions

The Company is party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord properties, provides certain personnel and office space and general office services to Concord which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. For the years ended December 31, 1999, 1998 and 1997 reimbursed expenses to the Company were $54,547, $215,684 and $338,394, respectively.

As of December 31, 1999 and 1998, the Company had recorded receivables from Concord of $520,669 and $598,765, respectively. Such receivables consist of management fees due to the Company and expenses for general office services as well as salary reimbursements.

Concord is wholly owned by Leonard S. Mandor and Robert A. Mandor, both of whom are executive officers and directors of Concord and the Company, and both of whom may be deemed to beneficially own more than a majority of the voting stock of the Company.

Concord beneficially owns 2,901,098 shares of Common Stock at December 31, 1999 and 1998. The wholly owned subsidiaries of Concord own 2,698,765 shares, and the two limited partnerships, whose sole general partners are the wholly owned subsidiaries of Concord, own 202,333 shares at December 31, 1999 and 1998.

The Company sublet a portion of its leased office space and shares certain overhead expenses with Tristone Partners, Inc. ("Tristone") Leonard S. Mandor and Robert A. Mandor, both of whom may be deemed to beneficially own more than a majority of the voting stock of the Company, are majority owners of Tristone. At December 31, 1999 and 1998, the Company had recorded receivables from Tristone of $103,018 and $25,500, respectively.

In addition, the Company received property management fees of $128,904, $132,388 and $107,725 during 1999, 1998 and 1997, respectively, from a partnership whose general partner is an affiliate of the Company.

14.    Commitments and Contingent Liabilities

The  Company's  office  facility  in  Boca  Raton,   Florida  is  subject  to  a
noncancellable five year operating lease agreement commencing January 1, 1998 and expiring December 31, 2002. Aggregate annual rental payments for the year ended December 31, 1999, 1998 and 1997 for the Company were $183,479, $176,374 and $758,193, respectively. Future minimum annual payments under the noncancellable operating lease agreement, as of December 31, 1999, are as follows:


Year Ending December 31st:
=====================================
       2000                   190,805
       2001                   198,421
       2002                   206,358
                              -------
      Total                 $ 595,584
                            =========
------------------  -----------------

The Company has accrued performance related bonuses to certain executive officers in the amount of $1,187,038 and $486,041 for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 1998, the Company had accrued for litigation expenses and settlement fees relating to a class action and derivative lawsuit brought against the Company. Such settlement required, among other things, (i) the payment of $3.00 in cash in exchange for each eligible share of Series A Preferred Stock required to be surrendered as of the close of business on March 5, 1999 and (ii) the plaintiffs attorney fees not to exceed $750,000. See note
15. Legal Proceedings for additional information regarding the class action and derivative lawsuit.

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

15.     Legal Proceedings

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

         The Company maintains a directors and officers insurance and company reimbursement policy (the "National Policy") issued by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") with a $2,000,000 limit and an excess directors and officers liability and company reimbursement policy (the "Stonewall Policy") issued by Stonewall Surplus Lines Insurance Company, now known as American Dynasty Surplus Lines Insurance Company ("Stonewall"), with a $2,000,000 limit. The Company believes that the amounts that it has to pay pursuant to the Winston Settlement and in connection with the Winston Actions are covered losses under both the National Union Policy and the Stonewall Policy. In addition, the Company believes that the legal fees and other expenses incurred by the Company and the other defendants in connection with the Winston Actions are also covered losses under the National Union Policy and the Stonewall Policy. In connection with a previous proposed settlement of the Winston Actions which was never consummated, National Union and Stonewall both refused to contribute to such proposed settlement, asserting that such proposed settlement did not encompass any covered loss (as defined in the National Policy and the Stonewall Policy, respectively). On January 29, 1998, the Company commenced a lawsuit in the United States District Court for the Southern District of New York against National Union and Stonewall in connection with such refusal to contribute to such proposed settlement. In the complaint, the plaintiffs alleged that National Union and Stonewall wrongfully failed to contribute to the proposed settlement and sought reimbursement from National Union and Stonewall up to the limits of their respective policies. National
Union and Stonewall both answered the complaint and denied liability. As a result of the termination of the previously proposed settlement, the Company on one hand, and Stonewall and National Union, on the other hand, agreed to dismiss such action without prejudice and such action was dismissed on May 29, 1998 by the United States District Court for the Southern District of New York. The Company gave both National Union and Stonewall notice of the Winston Settlement and provided each of them with a copy of the Winston Settlement Agreement on August 12, 1998. National Union and Stonewall reviewed the Winston Settlement Agreement and separately informed the Company that their basic position, denying coverage, had not changed. On February 12, 1999, the Company commenced a lawsuit in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against both National Union and Stonewall alleging, among other things, that National Union and Stonewall have wrongfully refused to contribute to the Winston Settlement and seeking reimbursement from National Union and Stonewall up to the limits of their respective policies. At this time, the Company is not in a position to render an opinion as to the outcome of the National Union and Stonewall Actions.

16.      Subsequent Events

         On February 25, 2000, a wraparound note held by the Company on a 138,954 square foot shopping center located in Quincy, Illinois (the "Quincy Property"), was terminated as a result of a foreclosure sale by the bank (the holder of the Underlying Debt) to an unrelated third party. The Company had previously terminated, by written notice, the Master Lease associated with the Quincy Property as of December 31, 1998. As a result of the foreclosure sale by the bank of the Quincy Property and the termination of the Wraparound Note and the Underlying Debt, the Company will record a book gain of approximately $1,727,000 in the first quarter of 2000 but received no cash proceeds.

         On February 15, 2000, a wraparound note held by the Company on a 91,800 square foot single tenant commercial building located in Palatka, Florida (the "Palatka Property"), was paid as a result of the sale of the Palatka Property by its owner, an affiliate of the Company (the partnership that owned the Palatka Property), to an unrelated third party. In connection with the sale of the Palatka Property, the Company, as the master lessee on a Master Lease on the Palatka Property, canceled the subject Master Lease. Of the gross proceeds, $1,067,000 was used to satisfy the underlying mortgage debt on the Palatka Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $911,000 and will record a book gain of approximately $645,000 in the first quarter of 2000.

         On February 3, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Warsaw, Virginia (the "Warsaw Property"), was paid as a result of the sale of the Warsaw Property by its owner, an affiliate of the Company (the partnership that owned the Warsaw Property), to an unrelated third party. In connection with the sale of the Warsaw Property, the Company, as the master lessee on a Master Lease on the Warsaw Property, canceled the subject Master Lease. Of the gross proceeds, $768,000 was used to satisfy the underlying mortgage debt on the Warsaw Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $519,000 and will record a book gain of approximately $321,000 in the first quarter of 2000.

         On January 13, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Hamilton, New York (the "Hamilton Property"), was paid as a result of the sale of the Hamilton Property by its owner, an affiliate of the Company (the partnership that owned the Hamilton Property), to an unrelated third party. In connection with the sale of the Hamilton Property, the Company, as the master lessee on a Master Lease on the Hamilton Property, canceled the subject Master Lease. Of the gross proceeds, $774,000 was used to satisfy the underlying mortgage debt on the Hamilton Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $521,000 and will record a book gain of approximately $352,000 in the first quarter of 2000.

         On January 7, 2000, a wraparound note held by the Company on a 32,400 square foot single tenant commercial building located in Walpole, New Hampshire (the "Walpole Property"), was paid as a result of the sale of the Walpole Property by its owner, an affiliate of the Company (the partnership that owned the Walpole Property), to an unrelated third party. In connection with the sale of the Walpole Property, the Company, as the master lessee on a Master Lease on the Walpole Property, canceled the subject Master Lease. Of the gross proceeds, $736,000 was used to satisfy the underlying mortgage debt on the Walpole
Property. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $510,000 and will record a book gain of approximately $381,000 in the first quarter of 2000.

         On January 7, 2000, a wraparound note held by the Company on a 46,400 single-tenant commercial building located in Savannah, Tennessee (the "Savannah Property"), was paid as a result of the sale of the Savannah Property by its owner, an affiliate of the Company (the partnership that owned the Savannah Property) to an unrelated third party. In conjunction with the sale of the Savannah Property, the Company, as the master lessee on a Master Lease on the Savannah Property, canceled the subject Master Lease. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $173,000 and will record a book gain of approximately $120,000 in the first quarter of 2000.

17.      Consolidated Quarterly Summary of Operations (unaudited)

The following is a summary of financial information with respect to the Company's operations for the four fiscal quarters during fiscal year 1999 and 1998:


                                                        Fourth                Third            Second            First
                                1999                   Quarter               Quarter          Quarter           Quarter
================================================= ================= ===  ===============  ================  ===============
Total revenues                                          $ 5,600,512          $ 4,943,530       $ 5,017,243      $ 4,071,004
Total expenses                                          6,374,924             4,650,885         4,569,362        4,590,177
                                                        -----------           ----------        ----------       ---------
(Loss) income before income taxes and
minority interest                                         (774,412)              292,645           447,881        (519,173)
(Benefit) provision for income taxes                   (3,177,452)    a         964,986           486,366         (286,116)
                                                       ------------          -----------       -----------      -----------
Net  income (loss) before minority interest               2,403,040            (672,341)          (38,485)        (233,057)
Minority interest in net loss of consolidated
subsidiary                                                663,962                      0                0                 0
                                                     --------------      ----------------  ---------------  ---------------
Net income (loss)                                       3,067,002             ( 672,341)         ( 38,485)        (233,057)
                                                      =============         ============     =============     ============
Net income (loss) per common share, basic                      .72                 (.16)             (.01)            (.05)
                                                  ==================     ===============   ===============  ===============
Net income (loss) per common share, diluted                     .65                (.16)             (.01)            (.05)
                                                   ================      ===============   ===============  ===============
------------------------------------------------- ----------------- ---  ---------------  ----------------  ---------------




                                                        Fourth                Third            Second            First
                                1998                   Quarter               Quarter          Quarter           Quarter
================================================= ================= ===  ===============  ================  ===============
Total revenues                                          $ 8,094,090          $ 6,331,620       $ 5,429,905      $ 5,659,776
Total expenses                                         12,719,360     b       6,327,988         6,964,991        6,681,108
                                                       ------------           ----------     -------------     -----------
(Loss) income before income taxes                       (4,625,270)                3,632       (1,535,086)      (1,021,332)
Benefit for income taxes                                (2,606,499)             (367,821)        (498,584)        (487,038)
                                                       ------------          -----------    --------------     ------------
Net  (loss) income                                    $(7,231,769)             $371,453       $(1,036,502)      $ (534,294)
                                                     ==============           ==========     =============     ============
Net (loss) income per common share, basic                  $(1 .71)         $      0.09    $          (.25)   $      (0.13)
                                                  =================        =============  =================  ==============
------------------------------------------------- ----------------- ---  ---------------  ----------------  ---------------

Note:
a Includes approximately $2,800,000 of a reversal of a prior year accrual. See Note 11 for a description of income taxes.

b Includes approximately $7,084,000 of accrued litigation expense directly related to the Winston Settlement. See Note 15 for a description of the Winston Actions and the Winston Settlement.

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 1999


                                                                     Cost of                Accumulated     Date    Depreciation
           Location       Encumbrances      Land       Building  Improvements    Total     Depreciation   Acquired      Life
======================== =============  =========== ============ ============ =========== ============= =========  ============
Pine Oak Plaza,
Sunrise, FL              $   1,145,613  $   110,000  $   990,000   $   49,845  $1,149,845  $   (66,745)   9/24/97            50
Regency Walk,
Jacksonville, FL             1,818,281      215,000    1,935,000      161,934   2,311,934     (118,764)   4/01/98            50
Orange Park,
Orange Park, FL              1,282,722      150,000    1,350,000        4,930   1,504,930      (48,236)   4/17/98            50
Teeca Plaza,
Boca Raton, FL               1,779,809      207,500    1,867,500      139,184   2,214,184     (107,918)   7/15/98            50
Country Grove Plaza,
W. Palm Beach, FL              871,636      110,000      990,000        7,600   1,107,600      (27,920)   9/11/98            50
Mandarin Central,
Jacksonville, FL             3,918,660      465,000    4,185,000       31,228   4,681,228     (110,871)  10/13/98            50
Pine Crest,
Ft. Lauderdale, FL           2,373,571      320,000    2,880,000       13,503   3,213,503      (74,701)  10/27/98            50
Lincoln Park,
Davie, FL                    3,193,271      384,000    3,456,000       10,475   3,850,475      (82,735)  11/10/98            50
Sunrise Shopping Center
Zanesville, OH               1,740,268            0    2,530,219      314,950   2,845,169   (1,215,795)  10/23/95            50
Family Dollar Stores,
Blackstone, VA                       0            0      794,909        8,607     803,516     (626,841)  10/23/95         26.65
Land Parcel
Miami, FL                    2,000,000    3,511,669            0            0   3,511,669             0  12/29/99           n/a
------------------------ -------------  ----------- ------------ ------------ ----------- ------------- ---------  ------------
Totals                    $ 20,123,831  $ 5,473,169 $ 20,978,628    $ 742,256 $27,194,053 $ (2,480,526)
                          ============  =========== ============    ========= =========== =============
------------------------------  ------------------  ---------------  ---------------- ------------------ ---------------- ----------


                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 1999


Reconciliation of Property and Improvements:


                          1999              1998              1997
=================== ================= ================= =================
Beginning Balance        $ 23,291,713       $25,546,306       $24,268,310
Acquisitions                3,511,669        18,515,000         1,100,000
Improvements                  390,671           351,585           177,996
Dispositions                        0       (21,121,178)                0
                    --------------------   ------------ -----------------
Ending Balance           $ 27,194,053     $23,291,713         $25,546,306
                         ============     =============       ===========
------------------- ----------------- ----------------- -----------------


Reconciliation of Accumulated Depreciation:


                             1999              1998              1997
====================== ================= ================= =================
Beginning Balance            $ 1,879,050        $6,065,951        $5,545,018
Depreciation expense             601,476           492,686           520,933
Dispositions                            0      (4,679,587)                 0
                       ------------------      ----------- -----------------
Ending Balance               $ 2,480,526       $1,879,050         $6,065,951
                             ===========       ===========        ==========
---------------------- ----------------- ----------------- -----------------


At December 31, 1999, the tax basis of the Company's owned real estate was approximately $25,707,669.