Form 10-K405
period 1999-12-31
MILESTONE PROPERTIES INC
filed 2000-04-27
CIK 858387

MILESTONE PROPERTIES, INC.
--------------------------------------------------------------------------------
                                     [LOGO]

--------------------------------------------------------------------------------
                                                         1999 ANNUAL REPORT

                                                      Milestone Properties, Inc.
                                                              1999 Annual Report

Milestone Properties, Inc., directly and through its wholly owned subsidiaries, in engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. The Company's objectives are to realize upon, maintenance and improvement the value of the Company's real estate holdings and to generate cash flow.

The Company began business operations on December 18, 1990 when two real estate limited partnerships were merged with and into the Company. The Company's real estate portfolio currently includes 10 properties owned in fee, and wraparound mortgages and lease interests on 20 properties.

A market is currently being made for shares of the Company's Common Stock on the Over-The-Counter Bulletin Board under the symbol MPRP.

The Company acquired and retired 2,983,284 shares of its $.78 Convertible Series A Preferred Stock for which a market had been made on the Over-The-Counter Bulletin Board under the symbol MPRPP.

LETTER FROM THE CHAIRMAN







Dear Stockholders:

Our Company during 1999 remained focused and committed to continually seek out real estate and real estate related investment opportunities.

We were able to increase our cash flow through the realization of our positions in various wraparound mortgages. This trend continued during the first quarter of 2000 and may continue throughout the year. The settlement of the Winston litigation relating to our Series A preferred stock became effective in March 1999.

Our Company continues to monitor the performance of its existing real estate holdings, looking to improve its cash flow and value through leasing and management.

                                        Sincerely,



                                        Leonard S. Mandor
                                        Chairman of the Board

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)(1)         Financial Statements and Financial Statement Schedule.

The following consolidated financial statements of the Company are filed as part of this report:

                                                                Page
                                                                ----
Independent Auditors' Report of Ahearn, Jasco + Company, P.A.    F-1

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


                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

              For the Years Ended December 31, 1999, 1998 and 1997


                                                        December 31, 1999       December 31, 1998       December 31, 1997
                                                        -----------------       -----------------       -----------------

CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from mortgages and notes payable                   3,750,000              18,749,000                       0
   Principal payments on mortgages and notes payable         (13,527,938)            (38,511,435)             (6,685,652)
   Principal payments on loans payable                                 0                       0             (23,829,335)
   Amounts paid received on treasury notes payable                     0                       0                (316,887)
   Amounts in restricted cash                                 (1,614,156)                      0                (222,000)
                                                            -------------        ---------------         ----------------

         Net cash used in financing activities               (11,392,094)            (19,762,435)            (31,053,874)
                                                            -------------        ---------------         ----------------


NET (DECREASE) INCREASE IN
         CASH AND CASH EQUIVALENTS                            (3,794,044)             (1,608,936)             10,293,398

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                  11,826,301             13,435,237                3,141,839
                                                            -------------        ---------------         ----------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                  $      8,032,257        $    11,826,301           $   13,435,237
                                                           =============         ==============          ================

SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION


         Cash paid during the period for interest       $      3,870,109        $     5,426,721           $   10,000,379
                                                           ==============        ==============          ================


         Cash paid during the period for income taxes   $        100,272        $       174,396           $      854,429
                                                           ==============        ===============         ================


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