Form 10-Q
period 2000-03-31
MILESTONE PROPERTIES INC
filed 2000-05-15
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     March 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934.

         For the transition period from                to


                         Commission file number 1-10641


                           MILESTONE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     65-0158204
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                 33432
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (561) 394 - 9533
                                                    --------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 5, 2000, 4,943,633 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

Part I: Financial Information
Item 1. Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2000 (Unaudited) and December 31, 1999

                                                                         March 31, 2000          December 31, 1999
                                                                         --------------          -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $   9,051,562                 $     8,032,257
    Restricted cash                                                       222,000                         222,000
    Restricted cash for settlement                                      1,568,877                       1,614,156
    Loans receivable                                                    1,351,038                       1,370,471
    Accounts receivable                                                   390,645                         567,112
    Accrued interest receivable                                           493,032                       2,694,289
    Due from related party                                                615,848                         762,102
    Prepaid expenses and other                                            761,043                         723,397
    Deposits to purchase land                                              87,500                         700,000
                                                                       ----------------            --------------
         Total current assets                                          14,541,545                      16,685,784

    Property, improvements and equipment, net                          24,702,555                      24,884,220
    Wraparound notes, net                                              11,874,957                      18,641,853
    Deferred income tax asset, net                                      1,344,072                       2,293,167
    Management contract rights, net                                       114,030                         117,875
    Debt financing costs and other, net                                   638,290                         655,393
                                                                       ---------------              --- ----------
         Total assets                                              $   53,215,449                    $ 63,278,292
                                                                       =============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                         $       972,305                   $   2,547,866
    Accrued settlement payable                                          1,568,877                       1,614,156
    Accrued interest payable                                              141,888                         148,173
    Master Lease payable                                                  547,595                       3,916,308
    Current portion of mortgages and notes payable                      1,092,285                       4,203,029
    Income taxes payable                                                   18,405                          20,000
                                                                      -----------                ----------------
         Total current liabilities                                      4,341,355                      12,449,532

    Mortgages and notes payable                                         30,477,244                     33,996,162
                                                                       -----------                   ------------

         Total liabilities                                             34,818,599                      46,445,694
                                                                       -----------                   ------------


Stockholders' equity:
    Common stock ($.01 par value, 10,000,000 shares
       authorized, 4,943,633 shares issued and outstanding,
        655,091 shares in treasury, at March 31, 2000 and
       December 31, 1999)                                                  49,436                         49,436
    Preferred stock (Series A $.01 par value, $10 liquidation
       preference, 1,000,000 shares authorized,
       16,423 shares issued and outstanding at March 31, 2000
       and December 31, 1999)                                                 164                            164
    Additional paid in surplus                                         45,340,638                      45,340,638
    Accumulated deficit                                              ( 23,739,345)                    (25,303,597)
    Shares held in treasury - at cost                                  (3,254,043)                     (3,254,043)
                                                                   ---- ------------               ---------------

       Total stockholders' equity                                      18,396,850                      16,832,598
                                                                   ---------------                 --------------

       Total liabilities and stockholders' equity                   $  53,215,449                    $ 63,278,292
                                                                   ===============                   ============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999


                                                                     March 31, 2000            March 31, 1999
                                                                     --------------            --------------

REVENUES
   Rent                                                          $        1,329,277          $     2,042,097
   Interest income                                                          672,346                1,507,034
   Revenue from management company operations                               120,244                  189,122
   Tenant reimbursements                                                    297,541                  277,554
   Percentage rent                                                           35,792                   55,197
   Gain on sale of real estate and real estate related assets             3,557,670                        0
                                                                      -------------    ---------------------

       Total revenues                                                     6,012,870                4,071,004
                                                                      -------------          ---------------

EXPENSES
   Master Lease expense                                                     547,588                1,955,054
   Interest expense                                                         675,867                1,069,973
   Depreciation and amortization                                            173,457                  191,795
   Salaries, general and administrative                                     620,725                  552,636
   Property expenses                                                        394,266                  449,770
   Expired extensions to land purchase contracts                            748,799                        0
   Expenses for management company operations                               230,198                  176,930
   Professional fees                                                        125,319                  194,019
                                                                      -------------           --------------

       Total expenses                                                     3,516,219                4,590,177
                                                                       ------------             ------------

Income (loss) before income taxes and minority interest                   2,496,651                 (519,173)

Provision (benefit) for income taxes                                        949,095                 (286,116)
                                                                       ------------                 ---------

Net income (loss) before minority interest                                1,547,556                 (233,057)

Minority interest in net loss of consolidated subsidiaries                   16,696                        0
                                                                      -------------        -----------------

Net income (loss) attributable to common stockholders                $    1,564,252          $     ( 233,057)
                                                                       ============            ==============

Income (loss) per common share, basic                           $               .37       $            (0.05)
                                                                  =================          ================

Weighted average common shares outstanding, basic                         4,269,792                4,244,664
                                                                       ============              ===========

Income (loss) per common share, diluted                         $               .36        $           (0.05)
                                                                  =================          ================

Weighted average common shares outstanding, diluted                       4,360,589
                                                                       ============


          See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    For the Three Months Ended March 31, 2000




                                                         Common Stock             Preferred Stock             Treasury Stock
                                                   Shares         Cost        Shares          Cost      Shares          Cost
================================================ ===========  =========== ==============  =========== ===========  ==============
Balance, January 1, 2000                           4,943,633   $   49,436         16,423        $ 164   (655,091)  $  (3,254,043)
Net income for the three months ended
 March 31, 2000
                                                 ----------- ------------ --------------  -----------  ----------  --------------
Balance, March 31, 2000                            4,943,633     $ 49,436         16,423        $ 164   (655,091)   $ (3,254,043)
                                                 ===========  =========== ==============  =========== ===========  ==============


                                                     Additional
                                                      paid in       Accumulated     Stockholders'
                                                      surplus         deficit          equity
================================================  =============== ===============  ===============
Balance, January 1, 2000                             $ 45,340,638 $  (25,303,597)     $ 16,832,598
Net income for the three months ended
 March 31, 2000                                                         1,564,252        1,564,252
                                                  --------------- ---------------  ---------------
Balance, March 31, 2000                              $ 45,340,638  $ (23,739,345)     $ 18,396,850
                                                  =============== ===============  ===============



        See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999


                                                                           March 31, 2000            March 31, 1999
                                                                           --------------            --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income ( loss)                                                      $   1,564,252              $   (233,057)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                 173,457                   191,795
   Deferred taxes                                                                949,095                  (299,106)
   Gain on sale of real estate related assets                                 (3,557,670)                        0
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                         176,467                   204,167
         Decrease (increase) in due from related party                           146,254                   (40,720)
         Decrease in accrued interest receivable                               2,201,257                 4,042,361
         (Increase) decrease in prepaid expenses and other                       (37,646)                  366,935
         Decrease in deposits to purchase land                                   612,500                         0
         Decrease in accounts payable and accrued expenses                    (1,575,561)               (1,233,489)
         (Decrease) increase in accrued interest payable                          (6,285)                  102,814
         Decrease in Master Lease payable                                     (3,368,713)               (7,072,016)
         Decrease in accrued settlement payable                                  (45,279)                        0
         Decrease in income taxes payable                                         (1,595)                        0
                                                                       ------------------        -----------------

         Net cash used in operating activities                                (2,769,467)               (3,970,316)
                                                                          ---------------               -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Principal repayments on loans receivable                                       19,433                    17,943
   Principal repayments on wraparound notes                                    2,056,721                 3,782,763
   Purchase of leasehold improvements                                            (89,296)                 (178,250)
   Proceeds from realization of real estate related assets                     5,503,279                         0
   Proceeds from redemption of investments in preferred stock                          0                   445,500
                                                                    --------------------               ------------

         Net cash provided by investing activities                             7,490,137                 4,067,956
                                                                            ------------                -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Principal payments on mortgages and notes payable                          (3,746,644)                 (496,079)
   Decrease (increase) in restricted cash                                         45,279                (8,949,036)
                                                                         ---------------                -----------

         Net cash used in financing activities                                (3,701,365)               (9,445,115)
                                                                            -------------               -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,019,305                (9,347,475)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 8,032,257                 11,826,301
                                                                           -------------                 ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    9,051,562             $   2,478,826
                                                                            ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid during the period for interest                        $       682,152            $      967,159
                                                                           =============             ==============


         Cash paid during the period for income taxes                  $           1,595           $        12,990
                                                                          ==============            ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES

On February 25, 2000, the Company's interest in a Wraparound Note and Wraparound Mortgage encumbering a shopping center in Quincy, Illinois was terminated. The transaction resulted in the termination of a Wraparound Note of $1,156,057, the underlying mortgage and note payable of $2,883,019 and resulted in a gain for the Company of $1,726,962.

        See Accompanying Notes to Consolidated Financial Statements

                                    MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    (UNAUDITED)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 2000 and 1999 are unaudited. The consolidated financial statements for the period ended March 31, 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01 (d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, which as of March 31, 2000 and as of the date of this filing consists of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 10 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"), (iii) one parcel of land and (iv) the operation and management of the Properties. At March 31, 1999, the Company possessed interests in 35 commercial real properties consisting of (i) 10 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 25 commercial real properties.

1.       Acquisition and Disposition of Real Estate Related Assets

On January 7, 2000, a Wraparound Note held by the Company on a 32,400 square foot single tenant commercial building located in Walpole, New Hampshire (the "Walpole Property"), was paid as a result of the sale of the Walpole Property by its owner, an affiliate of the Company (the partnership that owned the Walpole Property), to an unrelated third party. In connection with the sale of the Walpole Property, the Company, as the master lessee on a Master Lease on the Walpole Property, canceled the subject Master Lease. Of the gross proceeds, $736,000 was used to satisfy the underlying mortgage debt on the Walpole
Property. As a result of the payment of the Wraparound Note, the Company realized net cash proceeds of approximately $510,000 and recorded a book gain of approximately $381,000 in the first quarter of 2000.

On January 13, 2000, a Wraparound Note held by the Company on a 46,400 single-tenant commercial building located in Savannah, Tennessee (the "Savannah Property"), was paid as a result of the sale of the Savannah Property by its owner, an affiliate of the Company (the partnership that owned the Savannah Property) to an unrelated third party. In conjunction with the sale of the Savannah Property, the Company, as the master lessee on a Master Lease on the Savannah Property, canceled the subject Master Lease. As a result of the payment of the Wraparound Note, the Company realized net cash proceeds of approximately $173,000 and recorded a book gain of approximately $129,000 in the first quarter of 2000.

On January 13, 2000, a Wraparound Note held by the Company on a 43,200 square foot single tenant commercial building located in Hamilton, New York (the "Hamilton Property"), was paid as a result of the sale of the Hamilton Property by its owner, an affiliate of the Company (the partnership that owned the Hamilton Property), to an unrelated third party. In connection with the sale of the Hamilton Property, the Company, as the master lessee on a Master Lease on the Hamilton Property, canceled the subject Master Lease. Of the gross proceeds, $774,000 was used to satisfy the underlying mortgage debt on the Hamilton Property. As a result of the payment of the Wraparound Note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $521,000 and recorded a book gain of approximately $375,000 in the first quarter of 2000.

On February 3, 2000, a Wraparound Note held by the Company on a 43,200 square foot single tenant commercial building located in Warsaw, Virginia (the "Warsaw Property"), was paid as a result of the sale of the Warsaw Property by its owner, an affiliate of the Company (the partnership that owned the Warsaw Property), to an unrelated third party. In connection with the sale of the Warsaw Property, the Company, as the master lessee on a Master Lease on the Warsaw Property, canceled the subject Master Lease. Of the gross proceeds, $768,000 was used to satisfy the underlying mortgage debt on the Warsaw Property. As a result of the payment of the Wraparound Note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $519,000 and recorded a book gain of approximately $315,000 in the first quarter of 2000.

On February 15, 2000, a Wraparound Note held by the Company on a 91,800 square foot single tenant commercial building located in Palatka, Florida (the "Palatka Property"), was paid as a result of the sale of the Palatka Property by its owner, an affiliate of the Company (the partnership that owned the Palatka Property), to an unrelated third party. In connection with the sale of the Palatka Property, the Company, as the master lessee on a Master Lease on the Palatka Property, canceled the subject Master Lease. Of the gross proceeds, $1,067,000 was used to satisfy the underlying mortgage debt on the Palatka Property. As a result of the payment of the Wraparound Note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $911,000 and recorded a book gain of approximately $631,000 in the first quarter of 2000.

On February 25, 2000, a Wraparound Note held by the Company on a 138,954 square foot shopping center located in Quincy, Illinois (the "Quincy Property"), was terminated as a result of a foreclosure sale by the bank (the holder of the Underlying Debt) of the Quincy Property executed on its owner, an affiliate of the Company (the partnership that owned the Quincy Property). The Company had previously terminated, by written notice, the Master Lease associated with the Quincy Property as of December 31, 1998. As a result of the foreclosure sale by the bank of the Quincy Property and the termination of the Wraparound Note and the Underlying Debt, the Company recorded a book gain of approximately $1,727,000 in the first quarter of 2000, but received no cash proceeds.

2.       Income Taxes

The Company is required by Statement of Financial Accounting Standards (SFAS) No. 109 to record a deferred tax asset or liability for the basis of an asset or liability that is temporarily different for
                                                         6
financial reporting purposes and tax reporting purposes. Income taxes for interim periods are generally computed using the effective tax rate estimated to be applicable for the full fiscal year. The interim tax provision is adjusted for specific significant transactions which affect deferred tax assets or liabilities as recorded under SFAS 109.

During the first quarter of year 2000, the Wraparound Notes held by the Company on the six properties previously described above were satisfied. Relating to such Wraparound Notes, the Company had previously recorded deferred tax assets which were realized through the provision for income taxes. As a consequence of realizing the deferred tax assets specifically recorded for these Wraparound Notes, which is a non-cash tax adjustment, the Company's effective tax rate for the period ended March 31, 2000 is different from the expected federal tax rate of 35%, and the expected rate for the entire year 2000 may also be different.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed by Milestone contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways; (vii) environmental and safety conditions and hazards; and
(viii) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. See Part I Acquisition and Disposition of Real Estate Related Assets.

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

For the three months ended March 31, 2000, the Company recognized net income of $1,564,252, or $0.37 per share of common stock, basic computation. For the three months ended March 31, 1999, the Company recognized a net loss of $233,057, or $0.05 per share of common stock, basic computation.

Total revenues for the three months ended March 31, 2000 were $6,012,870, as compared to $4,071,004 for the three months ended March 31, 1999, an increase of $1,941,866, or 48%, due primarily to the following:

Rent decreased $712,820, or 35%, to $1,329,277 for the three months ended March 31, 2000 as compared to $2,042,097 for the three months ended March 31, 1999. This decrease is primarily due to property sales of 15 of the Underlying
Properties by their owners, i.e., the partnership that owned the property, subsequent to the first quarter of 1999 through the first quarter of 2000.

Interest income decreased $834,688, or 55%, to $672,346 for the three months ended March 31, 2000 compared to $1,507,034 the three months ended March 31, 1999. This decrease is primarily due to a decrease in interest income of approximately $825,000 as a result of the Company receiving payment during 1999 and 2000 on Wraparound Notes held by the Company as a result of the sale of some of the Underlying Properties by their owners during 1999 and 2000.

Gain on sale of real estate and real estate related assets increased $3,557,670 for the three months ended March 31, 2000 as compared to no gain or loss on sale of real estate and real estate related assets for the same period in 1999. This increase is due to the property sales of six properties previously described in
Note 1 to the consolidated financial statements.

Total expenses for the three months ended March 31, 2000 were $3,516,219, as compared to $4,590,177 for the three months ended March 31, 1999, a decrease of $1,073,958, or 23% due primarily to the following:

Master Lease expense decreased $1,407,466, or 72%, to $547,588 for the three months ended March 31, 2000 as compared to $1,955,054 for the three months ended March 31, 1999. The decrease is due to a decrease in the number of properties leased by the Company as a result of the sale of 15 of the Underlying Properties by their owners.

Interest expense for the three months ended March 31, 2000 was $675,867, a decrease of $394,106, or 37%, from $1,069,973 for the three months ended March 31, 1999. Such decrease is due to a reduction in the Underlying Debt of the Company resulting from property sales in both 1999 and 2000.

Expired extensions to land purchase contracts for the three months ended March 31, 2000 were $748,799 as compared to $0 for the three months ended March 31, 1999, because the recent investments in Land Ventures first occurred in periods after March 31, 1999.

Cash Flows

For the three months ended March 31, 2000, the Company had an increase in cash and cash equivalents of $1,019,305, as compared to a decrease in cash and cash equivalents of $9,347,475 for the three months ended March 31, 1999. For the three months ended March 31, 2000, cash used in operating activities was $2,769,467, cash provided by investing activities was $7,490,137 and cash used in financing activities was $3,701,365. The significant decrease in cash and cash equivalents for the three months ended March 31, 1999 is primarily due to the March 1999 payment of approximately $8,949,000 of cash to the exchange agent in connection with the cancellation of Series A Preferred Stock in accordance with the settlement of the Winston Actions (the "Winston Settlement Agreement"). Also, the Company generated cash proceeds through five property sales during the three months ended March 31, 2000 as compared to no property sales during the three months ended March 31, 1999.

Liquidity and Capital Resources

During the fiscal year ended December 31, 1999, the Company generated cash as a result of payments received by the Company on its Wraparound Notes, as described above. This trend continued during the first quarter of 2000 and may continue throughout the year. See Part I Acquisition and Disposition of Real Estate Related Assets.

The Company has made investments in Land Ventures ("Ventures"), and the Ventures previously assumed contracts to purchase certain land parcels in the South Florida area. At March 31, 2000, the Ventures included $87,500 of deposits to purchase land which were refunded to the Ventures prior to the date of this filing. No additional capital contributions will be required by the Company to service the costs associated with extending the expiration dates of land parcel contracts. The consolidated financial statements of the Company include the operating results for the Ventures for the quarter ended March 31, 2000.

The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit, or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

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

Item 3.        Quantitative and Qualitative Disclosure about Market Risk.

The Company, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the value of real estate. However, for the Company, most of its mortgage debt is at fixed rates, is for extended terms, is not assumable and would be unaffected by any sudden change in interest rates. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Since the Company intends to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk to the Company.

The Company's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest available will affect from time-to-time the interest earned by the Company. Since the Company does not rely on its interest earnings to fund working capital needs, changes in these interest rates will not have an impact on the Company.

                                            PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

For a detailed description of certain litigation known as the Winston Actions, the settlement thereof, and the commencement of a state court action in Florida against certain insurance companies for their refusal to contribute to the aforementioned settlement, please see the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (and the cross-reference therein).

Item 5.        Other Information

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during each of the years ended December 31, 1997, 1998 and 1999 and during the three months ended March 31, 2000. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the
Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

Item 6.        Exhibits and Reports on Form 8-K

         (a)       The following exhibits are included herein:

                   27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the three month period ended March 31, 2000, and is qualified in its entirety by reference to such financial statements.

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K during the first quarter of 2000.

                                          INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Milestone Properties, Inc.

We have reviewed the accompanying consolidated balance sheet of Milestone Properties, Inc. and its subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of revenues and expenses, stockholders' equity, and cash flows for the three month period then ended. These financial statements are the responsibility of the management of the Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 5, 2000

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MILESTONE PROPERTIES, INC.
                                              (Registrant)



Date:    May 10, 2000            By    /s/ Robert A. Mandor
                                       --------------------------------------
                                       Robert A. Mandor
                                       President and Chief Financial Officer



Date:    May 10, 2000            By    /s/ Patrick S. Kirse
                                       --------------------------------------
                                       Patrick S. Kirse
                                       Vice President of Accounting
                                      (Principal Accounting Officer)