Form 10-Q
period 2000-06-30
MILESTONE PROPERTIES INC
filed 2000-08-11
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     June 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 9, 2000, 4,943,633 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                                     MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                   June 30, 2000 (Unaudited) and December 31, 1999

                                                                       June 30,2000        December 31, 1999
ASSETS
Current Assets:
    Cash and cash equivalents                                     $     8,777,117           $     8,032,257
    Restricted cash                                                       222,000                   222,000
    Restricted cash for settlement                                      1,544,763                 1,614,156
    Loans receivable                                                    1,331,214                 1,370,471
    Accounts receivable                                                   491,747                   567,112
    Accrued interest receivable                                         1,033,501                 2,694,289
    Due from related party                                                639,796                   762,102
    Prepaid expenses and other                                            730,449                   723,397
    Deposits to purchase land                                                   0                   700,000
                                                                -----------------         -----------------
         Total current assets                                          14,770,587                16,685,784

    Property, improvements and equipment, net                          24,591,215                24,884,220
    Wraparound notes, net                                              11,911,263                18,641,853
    Deferred income tax asset, net                                      1,344,072                 2,293,167
    Management contract rights, net                                       110,185                   117,875
    Debt financing costs, net                                             604,865                   655,393
                                                                     ------------           ---------------
         Total assets                                             $    53,332,187              $ 63,278,292
                                                                       ==========              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                        $        947,134             $   2,547,866
    Accrued settlement payable                                          1,544,763                 1,614,156
    Accrued interest payable                                              124,992                   148,173
    Master Lease payable                                                1,095,184                 3,916,308
    Current portion of mortgages and notes payable                      1,126,004                 4,203,029
    Income taxes payable                                                    3,405                    20,000
                                                                -----------------             -------------
         Total current liabilities                                      4,841,482                12,449,532

    Mortgages and notes payable                                        30,218,264                33,996,162
                                                                    -------------              ------------

         Total liabilities                                             35,059,746                46,445,694
                                                                    -------------              ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
    Common stock ($.01 par value, 10,000,000 shares
       authorized, 4,943,633 shares issued and outstanding,
        655,091 shares in treasury, at June 30, 2000 and
       December 31, 1999)                                                  49,436                    49,436
    Preferred stock (Series A $.01 par value, $10 liquidation
       preference, 1,000,000 shares authorized,
       16,423 shares issued and outstanding at June 30, 2000
       and December 31, 1999)                                                 164                       164
    Additional paid in surplus                                         45,340,638                45,340,638
    Accumulated deficit                                               (23,863,754)              (25,303,597)
    Shares held in treasury - at cost                                  (3,254,043)               (3,254,043)
                                                                   --- -----------           ---------------

       Total stockholders' equity                                      18,272,441                16,832,598
                                                                  ---------------            --------------

       Total liabilities and stockholders' equity              $       53,332,187              $ 63,278,292
                                                                   ==============              ============

                             See Accompanying Notes to Consolidated Financial Statements

                                                          1


                                     MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                                     (Unaudited)
                                  For the Three Months Ended June 30, 2000 and 1999



                                                                      June 30, 2000             June 30, 1999
                                                                      -------------             -------------

REVENUES
   Rent                                                          $       1,236,524           $     1,947,369
   Interest income                                                         842,970                 1,234,337
   Revenue from management company operations                              212,004                   180,599
   Tenant reimbursements                                                   259,739                   257,896
   Percentage rent                                                          91,931                   123,249
   Gain on sale of real estate and real estate related assets                    0                 1,273,793
                                                                ------------------           ---------------

       Total revenues                                                    2,643,168                 5,017,243
                                                                      ------------           ---------------

EXPENSES
   Master Lease expense                                                    547,588                 1,668,342
   Interest expense                                                        658,766                   919,272
   Depreciation and amortization                                           204,758                   191,126
   Salaries, general and administrative                                    545,260                   882,406
   Property expenses                                                       498,643                   492,594
   Expenses for management company operations                              202,372                   267,469
   Professional fees                                                        94,148                   148,153
                                                                     -------------             --------------

       Total expenses                                                    2,751,535                 4,569,362
                                                                       -----------              ------------

(Loss) income before income taxes and minority interest                   (108,367)                  447,881

Provision  for income taxes                                                 17,406                   486,366
                                                                      ------------                   -------

Net loss before minority interest                                         (125,773)                  (38,485)

Minority interest in net loss of consolidated subsidiaries                  1,364                          0
                                                                     ------------          -----------------

Net loss attributable to common stockholders                          $   (124,409)         $       ( 38,485)
                                                                        ===========             =============

Loss per common share, basic and diluted                          $           (.03)       $            (0.01)
                                                                    ===============          ================

Weighted average common shares outstanding, basic and diluted             4,288,542                4,250,992
                                                                         ==========              ===========







                             See Accompanying Notes to Consolidated Financial Statements



                                     MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                                     (Unaudited)
                                   For the Six Months Ended June 30, 2000 and 1999



                                                                      June 30, 2000             June 30, 1999
                                                                      -------------             -------------

REVENUES
   Rent                                                           $       2,565,801          $     3,989,466
   Interest income                                                        1,515,316                2,741,371
   Revenue from management company operations                               332,248                  369,721
   Tenant reimbursements                                                    557,280                  535,450
   Percentage rent                                                          127,723                  178,446
   Gain on sale of real estate and real estate related assets             3,557,670                1,273,793
                                                                       ------------          ---------------

       Total revenues                                                     8,656,038                9,088,247
                                                                       ------------          ---------------

EXPENSES
   Master Lease expense                                                   1,095,176                3,623,396
   Interest expense                                                       1,334,633                1,989,245
   Depreciation and amortization                                            378,212                  382,921
   Salaries, general and administrative                                   1,165,985                1,435,042
   Property expenses                                                        892,912                  942,364
   Expired extensions to land purchase contracts                            748,799                        0
   Expenses for management company operations                               432,570                  444,399
   Professional fees                                                        219,467                  342,172
                                                                      -------------            --------------

       Total expenses                                                     6,267,754                9,159,539
                                                                       ------------             ------------

Income (loss) before income taxes and minority interest                   2,388,284                  (71,292)

Provision for income taxes                                                  966,501                   200,250
                                                                      -------------                   -------

Net income (loss) before minority interest                                1,421,783                 (271,542)

Minority interest in net loss of consolidated subsidiaries                   18,060                        0
                                                                     --------------        -----------------

Net income (loss) attributable to common stockholders                $    1,439,843          $     ( 271,542)
                                                                       ============              ============

Income (loss) per common share, basic                           $               .34       $            (0.06)
                                                                  =================          ================

Weighted average common shares outstanding, basic                         4,288,542                4,250,992
                                                                       ============              ===========

Income (loss) per common share, diluted                         $               .33        $           (0.06)
                                                                  =================          ================

Weighted average common shares outstanding, diluted                       4,360,589
                                                                       ============





                             See Accompanying Notes to Consolidated Financial Statements



                                      MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (Unaudited)
                                            For the Six Months Ended June 30, 2000




                                                       Common Stock             Preferred Stock             Treasury Stock
                                                   Shares         Cost        Shares          Cost      Shares          Cost
================================================ ===========  =========== ==============  =========== ===========  ==============
Balance, January 1, 2000                           4,943,633   $   49,436         16,423        $ 164   (655,091)  $  (3,254,043)
Net income for the six months ended June 30, 2000
Balance, June 30, 2000                             4,943,633     $ 49,436         16,423        $ 164   (655,091)   $ (3,254,043)
                                                 ===========  =========== ==============  =========== ===========  ==============



                                                    Additional
                                                      paid in       Accumulated       Stockholders'
                                                      surplus         deficit            equity
================================================   =============== ===============  ===================
Balance, January 1, 2000                              $ 45,340,638 $  (25,303,597)         $ 16,832,598
Net income for the six months ended June 30, 2000                        1,439,843            1,439,843
Balance, June 30, 2000                                $ 45,340,638 $ ( 23,863,754)         $ 18,272,441
                                                   =============== ===============  ===================



                                 See Accompanying Notes to Consolidated Financial Statements

                                      MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                    For the Six Months Ended June 30, 2000 and 1999


                                                                            June 30, 2000             June 30, 1999
                                                                            -------------             -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income ( loss)                                                  $       1,439,843              $   (271,542)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                 378,212                   382,921
   Deferred income tax                                                           949,095                   200,250
   Gain on sale of real estate related assets                                 (3,557,670)               (1,273,793)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                          75,365                   136,611
         Decrease in due from related party                                      122,306                    56,213
         Decrease in accrued interest receivable                               1,660,788                 3,136,348
         (Increase) decrease in prepaid expenses and other                        (7,052)                  198,813
         Decrease in deposits to purchase land                                   700,000                         0
         Decrease in accounts payable and accrued expenses                    (1,600,732)               (1,345,636)
         (Decrease) increase in accrued interest payable                        ( 23,181)                    4,568
         Decrease in Master Lease payable                                     (2,821,124)               (5,621,291)
         Decrease in accrued settlement payable                                  (69,393)               (7,189,818)
         Decrease in income taxes payable                                        (16,595)                        0
                                                                        -----------------        -----------------

         Net cash used in operating activities                                (2,770,138)              (11,586,356)
                                                                          ---------------              ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Principal repayments on loans receivable                                       39,257                    36,248
   Principal repayments on wraparound notes                                    2,056,721                 3,782,763
   Investment in affiliate                                                             0                  (457,469)
   Purchase of leasehold improvements                                           (145,444)                 (243,021)
   Proceeds from realization of real estate related assets, net                5,466,975                 6,482,635
   Proceeds from redemption of investments in preferred stock                          0                   445,500
                                                                  ----------------------             --------------

         Net cash provided by investing activities                             7,417,509                10,046,656
                                                                        ----------------               ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from mortgages and notes payable                                           0                 1,750,000
   Principal payments on mortgages and notes payable                          (3,971,904)               (3,598,058)
   Decrease (increase) in restricted cash                                         69,393                (1,759,218)
                                                                     -------------------                -----------

         Net cash used in financing activities                                (3,902,511)               (3,607,276)
                                                                        -----------------             -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             744,860                (5,146,976)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 8,032,257                 11,826,301
                                                                       -----------------                 ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $         8,777,117          $      6,679,325
                                                                       =================           ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid during the period for interest                    $         1,357,814          $      1,984,677
                                                                       =================           ================

         Cash paid during the period for income taxes              $              34,001         $          73,425
                                                                      ==================          =================


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

                              See Accompanying Notes to Consolidated Financial Statements

                                            INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Milestone Properties, Inc.

We have reviewed the accompanying consolidated balance sheet of Milestone Properties, Inc. and its subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of revenues and expenses, stockholders' equity, and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
August 7, 2000

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended June 30, 2000 and 1999 are unaudited. The consolidated financial statements for the periods ended June 30, 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01 (d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, which as of June 30, 2000 and as of the date of this filing consists of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 10 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"), (iii) one parcel of land and (iv) the operation and management of the Properties. At June 30, 1999, the Company possessed interests in 33 commercial real properties consisting of (i) 10 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 23 commercial real properties.

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

On February 25, 2000, a Wraparound Note held by the Company on a 138,954 square foot shopping center located in Quincy, Illinois (the "Quincy Property"), was terminated as a result of a foreclosure sale by the bank (the holder of the underlying debt, relating to the underling property) of the Quincy Property executed on its owner, an affiliate of the Company (the partnership that owned the Quincy Property). The Company had previously terminated, by written notice, the Master Lease associated with the Quincy Property as of December 31, 1998. As a result of the foreclosure sale by the bank of the Quincy Property and the termination of the Wraparound Note and the Underlying Debt, the Company recorded a book gain of approximately $1,727,000 in the first quarter of 2000, but received no cash proceeds.

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

During the first half of the year 2000, the Wraparound Notes held by the Company on the six properties previously described above were satisfied. Relating to such Wraparound Notes, the Company had previously recorded deferred tax assets which were realized through the provision for income taxes. As a consequence of realizing the deferred tax assets specifically recorded for these Wraparound Notes, which is a non-cash tax adjustment, the Company's effective tax rate for the period ended June 30, 2000 is different from the expected federal tax rate of 35%, and the expected rate for the entire year 2000 may also be different.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This Quarterly Report on Form 10-Q for the period ended June 30, 2000 filed by Milestone contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways; (vii) environmental and safety conditions and hazards; and
(viii) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. See Part I - Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 1. Acquisition and Disposition of Real Estate Related Assets.

Results of Operations

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

For the three months ended June 30, 2000, the Company recognized net loss of $124,409, or $0.03 per share of common stock, basic computation. For the three months ended June 30, 1999, the Company recognized a net loss of $38,485, or $0.01 per share of common stock, basic computation.

Total revenues for the three months ended June 30, 2000 were $2,643,168, as compared to $5,017,243 for the three months ended June 30, 1999, a decrease of $2,374,075, or 47%, due primarily to the following:

Rent decreased $710,845, or 37%, to $1,236,524 for the three months ended June 30, 2000 as compared to $1,947,369 for the three months ended June 30, 1999. This decrease is primarily due to property sales of the underlying properties subsequent to the second quarter of 1999.

Interest income decreased $391,367, or 32%, to $842,970 for the three months ended June 30, 2000 compared to $1,234,337 for the three months ended June 30, 1999. This decrease is primarily due to the Company receiving final payment during 1999 and 2000 on Wraparound Notes held by the Company as a result of the sale of some of the Underlying Properties by their owners.

Gain on sale of real estate and real estate related assets decreased $1,273,793 to none for the three months ended June 30, 2000 as compared to $1,273,793 for the three months ended June 30, 1999. This decrease is due to no property sales during the second quarter of 2000 as compared to two property sales during the quarter ended June 30, 1999.

Total expenses for the three months ended June 30, 2000 were $2,751,535, as compared to $4,569,362 for the three months ended June 30, 1999, a decrease of $1,817,827, or 40% due primarily to the following:

Master Lease expense decreased $1,120,754, or 67%, to $547,588 for the three months ended June 30, 2000 as compared to $1,668,342 for the three months ended June 30, 1999. The decrease is due to a decrease in the number of properties leased by the Company as a result of the sale of several of the Underlying Properties by their owners.

Interest expense for the three months ended June 30, 2000 was $658,766, a decrease of $260,506, or 28%, from $919,272 for the three months ended June 30, 1999. Such decrease is due to a reduction in the underlying debt (related to underlying properties) of the Company resulting from property sales in both 1999 and 2000.

Salaries, general and administrative expense for the three months ended June 30, 2000 was $545,260, a decrease of $337,146 or 38%, from $882,406 for the three months ended June 30, 1999. The decrease is due to non-recurring costs associated with the sale of several of the underlying properties by their owners.

Six  Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999
--------------------------------------------------------------------------

For the six months ended June 30, 2000, the Company recognized net income of $1,439,843, or $0.34 per share of common stock, basic computation. For the six months ended June 30, 1999, the Company recognized a net loss of $271,542, or $0.06 per share of common stock, basic computation.

Total revenues for the six months ended June 30, 2000 were $8,656,038, as compared to $9,088,247 for the six months ended June 30, 1999, a decrease of $432,209, or 5%, due primarily to the following:

Rent decreased $1,423,665, or 36%, to $2,565,801 for the six months ended June 30, 2000 as compared to $3,989,466 for the six months ended June 30, 1999. This decrease is primarily due to property sales of the underlying properties subsequent to the second quarter of 1999.

Interest income decreased $1,226,055, or 45%, to $1,515,316 for the six months ended June 30, 2000 compared to $2,741,371 the six months ended June 30, 1999. This decrease is primarily due to the Company receiving final payment during 1999 and 2000 on Wraparound Notes held by the Company as a result of the sale of some of the Underlying Properties by their owners.

Gain on sale of real estate and real estate related assets increased $2,283,877 to $3,557,670 for the six months ended June 30, 2000 as compared to $1,273,793 for the six months ended June 30, 1999. The increase is due to six property sales for the six months ended June 30,2000 compared to two property sales for the same period in 1999.

Total expenses for the six months ended June 30, 2000 were $6,267,754, as compared to $9,159,539 for the six months ended June 30, 1999, a decrease of $2,891,785, or 32% due primarily to the following:

Master Lease expense decreased $2,528,220, or 70%, to $1,095,176 for the six months ended June 30, 2000 as compared to $3,623,396 for the six months ended June 30, 1999. The decrease is due to a decrease in the number of properties leased by the Company as a result of the sale of several of the Underlying Properties by their owners.

Interest expense for the six months ended June 30, 2000 was $1,334,633, a decrease of $654,612, or 33%, from $1,989,245 for the six months ended June 30, 1999. Such decrease is due to a reduction in the Underlying Debt of the Company resulting from property sales in both 1999 and 2000.

Amounts paid for extensions in connection with land purchase contracts, which expired during the six months ended June 30, 2000 were $748,799; there were no comparable expenditures for the six months ended June 30, 1999, because the recent investments in certain land ventures (described below) had not expired until periods after June 30, 1999.

Cash Flows

For the six months ended June 30, 2000, the Company had an increase in cash and cash equivalents of $744,860, as compared to a decrease in cash and cash equivalents of $5,146,976 for the six months ended June 30, 1999. For the six months ended June 30, 2000, cash used in operating activities was $2,770,138, cash provided by investing activities was $7,417,509 and cash used in financing activities was $3,902,511. The significant decrease in cash and cash equivalents for the six months ended June 30, 1999 is primarily due to the March 1999 payment of approximately $8,949,000 of cash to the exchange agent in connection with the cancellation of Series A Preferred Stock in accordance with the settlement of the Winston Actions (the "Winston Settlement Agreement"). Also, the Company generated cash proceeds through five property sales during the six months ended June 30, 2000 as compared to two property sales during the six months ended June 30, 1999.

Liquidity and Capital Resources

During the fiscal year ended December 31, 1999, the Company generated cash as a result of payments received by the Company on its Wraparound Notes, as described above. This trend continued during the first half of 2000 and may continue throughout the year. See Part I - Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 1. Acquisition and Disposition of Real Estate Related Assets.

The Company had made investments in land ventures ("Ventures"), and the Ventures previously assumed contracts to purchase certain land parcels in the South Florida area. At June 30, 2000, no deposits to purchase land were outstanding. No additional capital contributions will be required by the Company to service the costs associated with extending the expiration dates of land parcel contracts. The consolidated financial statements of the Company include the operating results for the Ventures for the periods ended June 30, 2000.

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

Item 4.        Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders in Miami, Florida on Friday, May 26, 2000. At the Annual Meeting, two Class I Directors were elected for three-year terms, each expiring 2003. The Class I Directors elected were Joseph
P. Otto and Geoffrey S. Aaronson, both with 3,837,491 votes "for"; 12,562 votes "against"; and 70 "abstain". In addition to the election of Class I Directors, the shareholders approved the proposal that the firm of Ahearn, Jasco + Company, P.A., be appointed as the Company's independent certified accountants for the year ending December 31, 2000. No other matters were brought before or voted on by the Company's shareholders at the Annual Meeting.

Item 5.        Other Information

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during each of the years ended December 31, 1997, 1998 and 1999 and during the six months ended June 30, 2000. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the
Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Part I-Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.

Item 6.        Exhibits and Reports on Form 8-K

         (a)       The following exhibits are included herein:

                   27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses of the Company as of and for the three month and six month periods ended June 30, 2000, and is qualified in its entirety by reference to such financial statements.

         (b)       Reports on Form 8-K: None

                                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MILESTONE PROPERTIES, INC.
                                         (Registrant)



Date:    August 9, 2000         By    /s/ Robert A. Mandor
                                      -----------------------------------------
                                      Robert A. Mandor
                                      President and Chief Financial Officer



Date:    August 9, 2000         By    /s/ Patrick S. Kirse
                                      -----------------------------------------
                                      Patrick S. Kirse
                                      Vice President of Accounting
                                      (Principal Accounting Officer)