Form 10-K
period 2000-12-31
MILESTONE PROPERTIES INC
filed 2001-04-02
CIK 858387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended                           December 31, 2000
                               ----------------------------------------------

                                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from              to
                                      ------------    ----------

       Commission file number    1-10641
                              ----------

                           MILESTONE PROPERTIES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              65-0158204
-------------------------------------  -----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL               33432
---------------------------------------------------  --------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (561) 394 - 9533
                                                     ---------------------------

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
Yes    X      No
   --------      ---------

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by any amendment to this Form 10-K. [x]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked price on March 22, 2001, was approximately $1.875 for the Common Stock and $2.63 for the $.78 Convertible Series A Preferred Stock.

       As of March 22, 2001, 4,288,542 shares of the Registrant's Common Stock were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Location in Form 10-K in Which
             Document                                 Document is Incorporated
             --------                            ------------------------------

 Registrant's 2001 Proxy Statement to be filed              Part III
 with the Commission no later than April 30, 2001

                                TABLE OF CONTENTS


                                     PART I


Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.        Description of Property . . . . . . . . . . . . . . . . . . .12
Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .14
Item 4.        Submission of Matters to a Vote of Security Holders . . .    14


                                                      PART II

Item 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . .15
Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . .17
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .17
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk   22
Item 8.        Financial Statements and Supplementary Disclosure . . . .    23
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . .23


                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant . . . .   24
Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . 24
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . . 24
Item 13.       Certain Relationships and Related Transactions . . . . . .   24


                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  .F-2

                                                      PART I

This Annual Report on Form 10-K for the year ended December 31, 2000 filed by Milestone Properties, Inc. ("Milestone") contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retail goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways;
(vii) environmental and safety conditions and hazards; and (viii) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward- looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

Item 1.        Business.
               --------

Recent Developments

         On March 30, 2001, the Board of Directors of Milestone approved a definitive merger agreement pursuant to which Milestone will be acquired by Concord Assets Group, Inc. ("Concord") which is owned by Leonard S. Mandor and Robert A. Mandor. Concord, together with its affiliates, including Leonard Mandor and Robert Mandor, (the "Acquisition Group") beneficially own approximately 68.8% of Milestone's outstanding common stock. In addition, Leonard Mandor is Milestone's Chairman and Chief Executive Officer and Robert Mandor is Milestone's President, Chief Financial Officer and Director. Under the merger agreement, each public shareholder other than the Acquisition Group, will receive in cash $2.65 per share of common stock owned and each holder of Milestone's Series A Preferred Stock will receive per share in cash $2.65 multiplied by the number of shares of common stock into which such holder's shares of Series A Preferred Stock may be converted.

     Milestone entered into the merger agreement following the Board of Directors approval based in part upon the unanimous recommendation of a special committee comprised of non-management directors of Milestone's Board of Directors. The special committee has received an opinion from Brooks, Houghton Securities, Inc. that the price of $2.65 per share is fair from a financial point of view to the stockholders other than Leonard Mandor, Robert Mandor and their affiliates.

         Notwithstanding its recommendation and consistent with the terms of the merger agreement, if the special committee concludes that the failure to provide information to, or engage in discussions with any other parties, interested in a possible acquisition of the Company, would be inconsistent with its fiduciary duties to Milestone's stockholders, the special committee may provide information to, and engage in discussions and negotiations with such interested parties. Under specified circumstances, Milestone has the right to terminate the merger agreement and to enter into an agreement with a party proposing a competing transaction. In the event the merger agreement is terminated for certain reasons, Milestone will be obligated to pay Concord a break-up fee and reimbursed costs not to exceed $600,000. Concord, together with its affiliates, including Leonard Mandor and Robert Mandor, possess sufficient voting power to approve the transaction contemplated by the merger agreement and to approve or disapprove any competing transaction approved by the special committee.

Introduction

         Milestone Properties, Inc., directly and through its wholly owned subsidiaries, is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. Milestone, together with its subsidiaries, is hereinafter referred to as the "Company." The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, currently consisting of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 9 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties") (iii) one land parcel, and (iv) the operation and management of the Properties. At
December 31, 2000, the Properties included shopping centers, strip malls and single tenant properties and have an aggregate gross leasable area ("GLA") of 1,076,309 square feet, of which 435,386 square feet are in the Fee Properties and 640,923 square feet are in the Underlying Properties. Additional information regarding the Properties and the land parcel is set forth in Table 1. Summary of Properties and Underlying Debt located in Item 2. Description of Property of this Report.

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

         The Company's business is operated as a single segment for financial reporting purposes. For financial information regarding the Company for the fiscal years ended December 31, 2000, 1999 and 1998, see the Consolidated Financial Statements of the Company and the notes thereto in Part IV, Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K of this Report.

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

         At December 31, 2000, a description of the balances, interest rates, monthly payments of principal and interest, prepayment provisions, maturity dates and amount of any balloon payments with respect to the Underlying Debt is set forth in Table 1 in Item 2. Description of Property.

         The Wraparound Notes

         The Company is currently the holder of 14 Wraparound Notes relating to 9 Underlying Properties. The maturity dates of the Wraparound Notes range from 2001 to 2016. Each of the Wraparound Notes is a non-recourse obligation of the issuing Partnership and includes the obligation to satisfy the Underlying Debt for the corresponding Underlying Property. The Underlying Debt associated with an Underlying Property in some instances consists of multiple notes and mortgages which may have different priorities in relation to one another, but all of which are superior in right to the Wraparound Note and the Wraparound Mortgage relating to such Underlying Property. A Wraparound Note may be prepaid by the Partnership issuing such note by (i) the payment of the excess of (a) the outstanding balance of such Wraparound Note, including accrued interest and any discount element over (b) the then aggregate outstanding balance, including accrued interest, of the Underlying Debt associated with the particular Underlying Property, and (ii) the assumption of the borrower's obligations pursuant to the Underlying Debt associated with the particular Underlying Property. The wraparound mortgagor's, i.e., the Partnership owning the Underlying Property, source of debt service payments on the Wraparound Note is the rent it receives as lessor under the Master Leases. Additionally, any percentage rent payable to the Partnership pursuant to a Master Lease will be paid to the Company as the holder of the Wraparound Note on the relevant Underlying Property as partial prepayment under such Wraparound Note.

         At December 31, 2000, a description of the current balances, interest rates, annual debt service, maturity dates and amounts of any balloon payments with respect to the Wraparound Notes is set forth in Table 2 in Item 2. Description of Property.

         The Wraparound Mortgages

     The Company is currently the holder of 14 Wraparound Mortgages relating to 9 Underlying Properties. The maturity dates of the Wraparound Mortgages range from 2001 to 2016. The
                                                         4

Wraparound Mortgages provide that the Company, as the wraparound mortgagee, will pay, or cause to be paid, on a non-recourse basis, all payments required by the Underlying Debt so long as the wraparound mortgagor, i.e., the Partnership that owns the related Underlying Property, makes all payments under the Wraparound Notes to the Company. If the Company fails to make any payment required to be made by it within 30 days after the due date of such payment, the wraparound mortgagor may make such payment and deduct the amount of such payment from the next succeeding payments required to be made under the Wraparound Note. The Partnerships, as wraparound mortgagors, are obligated under the terms of the Wraparound Mortgages not to perform any act which would constitute a breach of the underlying mortgage(s) securing the applicable Underlying Debt.

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

The Master Leases

     Certain material terms generally appearing in the Master Leases are described below. Since
                                                         5
the provisions of the Master Leases are complex and extensive, and provisions vary among the Master Leases, no attempt has been made to describe in detail or to summarize all provisions of the Master Leases.

         The Company is currently the master lessee under eight individual leases on each of the Underlying Properties with the exception of the Underlying Property located in Natchez, MS. The expiration dates of the Master Leases range from 2001 to 2016. As the master lessee, the Company leases an entire Underlying Property (i.e., a shopping center or single tenant commercial property) from the owner of such Underlying Property and re-leases it under Operating Leases to the tenant(s) who occupy such property.

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

Acquisition and Disposition of Real Estate and Real Estate Related Assets

         From time to time,  in the normal  course of business,  the Company may
sell,  or  may  take  action  to  sell,  certain  real  estate  assets.   Recent
acquisitions and dispositions are as follows:

         On November 10, 2000, a wraparound note held by the Company on a 68,337 square foot shopping center located in Deland, Florida (the "Deland Property"), was paid as a result of the sale of the Deland Property by its owner, an affiliate of the Company (the partnership that owned the Deland Property) to an unrelated third party. In connection with the sale of the Deland Property, the Company, as a master lessee on a Master Lease on the Deland Property, canceled the subject Master Lease. Of the gross proceeds, approximately $642,000 was used to satisfy the underlying mortgage debt on the Deland Property. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $662,800 and recorded a book loss of approximately $59,000 in the fourth quarter of 2000.

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

         On February 15, 2000, a wraparound note held by the Company on a 91,800 square foot single tenant commercial building located in Palatka, Florida (the "Palatka Property"), was paid as a result of the sale of the Palatka Property by its owner, an affiliate of the Company (the partnership that owned the Palatka Property), to an unrelated third party. In connection with the sale of the Palatka Property, the Company, as the master lessee on a Master Lease on the Palatka Property, canceled the subject Master Lease. Of the gross proceeds, approximately $1,067,000 was used to satisfy the underlying mortgage debt on the Palatka Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $911,000 and recorded a book gain of approximately $631,000 in the first quarter of 2000.

         On February 3, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Warsaw, Virginia (the "Warsaw Property"), was paid as a result of the sale of the Warsaw Property by its owner, an affiliate of the Company (the partnership that owned the Warsaw Property), to an unrelated third party. In connection with the sale of the Warsaw Property, the Company, as the master lessee on a Master Lease on the Warsaw Property, canceled the subject Master Lease. Of the gross proceeds, approximately $768,000 was used to satisfy the underlying mortgage debt on the Warsaw Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $519,000 and recorded a book gain of approximately $315,000 in the first quarter of 2000.

         On January 13, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Hamilton, New York (the "Hamilton Property"), was paid as a result of the sale of the Hamilton Property by its owner, an affiliate of the Company (the partnership that owned the Hamilton Property), to an unrelated third party. In connection with the sale of the Hamilton Property, the Company, as the master lessee on a Master Lease on the Hamilton Property, canceled the subject Master Lease. Of the gross proceeds, approximately $774,000 was used to satisfy the underlying mortgage debt on the Hamilton Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $521,000 and recorded a book gain of approximately $375,000 in the first quarter of 2000.

         On January 7, 2000, a wraparound note held by the Company on a 32,400 square foot single tenant commercial building located in Walpole, New Hampshire (the "Walpole Property"), was paid as a result of the sale of the Walpole Property by its owner, an affiliate of the Company (the partnership that owned the Walpole Property), to an unrelated third party. In connection with the sale of the Walpole Property, the Company, as the master lessee on a Master Lease on the Walpole Property, canceled the subject Master Lease. Of the gross proceeds, approximately $736,000 was used to satisfy the underlying mortgage debt on the Walpole Property. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $510,000 and recorded a book gain of approximately $381,000 in the first quarter of 2000.

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

         On October 21, 1999, five wraparound notes held by the Company on five separate single- tenant commercial buildings (collectively the "Five Properties"), were paid as a result of the sale of the Five Properties by their owners, affiliates of the Company (the partnerships that owned the Five

Properties) to unrelated parties. In conjunction with the sale of the Five Properties, the Company, as the master lessee on a Master Lease on each of the Five Properties, canceled the subject Master Leases. The negotiated sales prices of the Five Properties aggregated $12,500,000. As a result of the sale of the Five Properties, the payment of the wraparound notes and the assumption of the underlying mortgage debt by the buyers, the Company realized net cash proceeds of approximately $5,400,000 and recorded a book gain of approximately $2,316,000 in the fourth quarter of 1999.

         On July 30, 1999, a wraparound note held by the Company on a 31,170 square foot single tenant commercial building located in Franklin, Pennsylvania (the "Franklin Property"), was paid as a result of the sale of the Franklin Property by its owner, an affiliate of the Company (the partnership that owned the Franklin Property), to an unrelated third party. In connection with the sale of the Franklin Property, the Company, as the master lessee on a Master Lease on the Franklin Property, canceled the subject Master Lease. Of the gross proceeds, approximately $1,348,000 was used to defease the underlying bond debt. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $896,000 and recorded a book gain of approximately $1,527,000 in the third quarter of 1999.

         On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a Master Lease on the Baton Rouge Property, canceled the subject Master Lease. Of the gross proceeds, approximately $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,045,000 and recorded a book gain of approximately $306,000 in the second quarter of 1999.

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

Investment in Land Venture Partnerships ("Ventures")

         On May 1, 1999 and August 27, 1999, the Company made initial investments of $262,469 and $46,762, respectively, in the Ventures, and the Ventures assumed contracts to purchase certain land parcels in the South Florida area. The land purchase contracts contained options to extend the closing date for an additional fee. Subsequent to the initial investment, the Company made additional net capital contributions of $2,991,036 to the Ventures. The consolidated financial statements of the Company include the operating results for the Ventures from the date of the Company's investments.

         On December 29, 1999, the Ventures completed the purchase of a parcel of land (the "Land Parcel") located in Miami, Florida (Miami-Dade County) from an unrelated third party for $3,512,000. In connection with the purchase, a $2,000,000 first mortgage was obtained. For the first 12 months, the payments were interest only at 9.5%. After that, the note requires twenty-three monthly payments of principal and interest beginning on December 29, 2000 based upon a 25 year amortization schedule. The note requires interest rate adjustments on December 29, 2000 and December 29, 2001 equal to the base rate (prime rate) announced by Citibank, N.A., New York, from time-to-time, plus one percent. On December 29, 2000, the interest rate on such note was changed to approximately 10.6%. A balloon payment of approximately $1,966,000 is required at the end of year three (December 2002) of the mortgage.

         The investments included in the Ventures at December 31, 2000 did not include any deposits as compared to deposits of $700,000 at December 31, 1999. Any such deposits expired during 2000. Additional capital contributions may be required by the Company to pay expenses of the Ventures in excess of its revenues. The Land Parcel is currently under contract to be sold to an unaffiliated third party for a price of $5,300,000.

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

Real Estate Revenue

         For the years ended December 31, 2000, 1999 and 1998, no tenant at any individual property accounted for more than 10% of the Company's total revenue. However, the total revenue from K- Mart Corporation's leases with the Company accounted for approximately 18%, 30% and 29%, respectively, of the Company's aggregate rent revenue for the past three years. The K-Mart Corporation's audited financial statements may be found in the SEC's Edgar database under the following: K-Mart Corp., stock symbol: KM, New York Stock Exchange, SIC code 5331, SEC Commission File No. 1-327.

Potential Environmental Risks

         Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell or rent a property, or to borrow using a property as collateral may be adversely affected by the presence of these substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company, has not incurred any costs of removal or remediation of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of environmental conditions at any of the properties that it owns or in which it has an investment which would have a material adverse impact on the Company.

Competition

         Any rental property that the Company currently owns or leases or that the Company purchases in the future (whether retail, office, industrial or residential) may have competition from similar properties in the vicinity in which such property is located, some which may be substantial. Such competition will generally be for the retention of existing tenants and for new tenants upon space becoming vacant. The Company believes that the profitability of each of its properties is based, in part, upon such properties' geographic location, the operations and identity of the property's tenants, the performance of the property and leasing managers, the maintenance and appearance of the property, the ease of access to the property and the adequacy of property related facilities. The Company also believes that general economic circumstances and trends may affect the operation and competitiveness of the property.

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

Employees

         The Company currently employs 20 people. The Company is party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord properties and provides certain personnel and office space and general office services to Concord and for which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. Except for services provided by certain employees to Concord pursuant to the Management Agreement, all of the employees are employed on a full time basis to provide services to the Company.

Item 2.        Description of Property.
               -----------------------

         The Company's executive offices are located at 150 E. Palmetto Park Road, 4th Floor, Boca Raton, Florida, 33432 where it leases approximately 8,000 square feet of office space.

         The Company is currently engaged in the ownership and operation of 19 commercial real estate properties consisting of shopping centers, strip malls and free standing department stores, and one land parcel. The following tables describe and summarize certain data for each such property. See also Item 1. Business, for a description of additional terms relating to the Properties and the Company's investment policies.

         Table 1.    Summary of Properties and Underlying Debt.
                     -----------------------------------------

         Table 2.    Summary of Wraparound Notes.
                     ---------------------------

Table 1. Summary of Properties and Underlying Debt at December 31, 2000


                                                  Occup-                      Monthly                                     Balance at
                                                  ancy   Underlying Interest  Payments of                                   Maturity
                                          GLA     Rate     Debt at     Rate   Principal & Prepaymnet         Maturity   (Assuming no
Location          Property               (Sq Ft)   (%)    12/31/00     (%)    Interest    Provision            Date      Prepayment)
================= ====================== ======== ======= ========== ======= ============ ================= ===========  ==========
Rochester, NY     Ridgemont Plaza(1),(6)  84,181   100       864,108  9.250   15,992      1% premium             1/1/02     747,266

Janesville, WI    Blackhawk Village (4)   88,500    85       717,072   9.00   14,060      none                  7/31/02     540,492
                                                              91,742   9.00    1,529      none                   8/1/07           0

No. Canton, OH    Kmart Corp (1),(6)      84,181   100     1,883,644   9.00   21,669      Pre-payable at a      9/30/12           0
                                                                                          discount

Natchez, MS       Morgantown Plaza (4)    92,646   100     2,152,874   7.59   15,519      None until 2004;       5/1/08   1,951,900
                                                                                          then 1% premium

Sandy, PA         Sandy Plaza (1), (4)    34,019   100     1,165,000   7.00      (3)      None until 2004;      12/1/06           0
                                                                                          then 3% declining
                                                                                          1% annually

Montgomery, AL    Chisolm Shopping        39,075   100     1,065,074   8.75   14,500      2% premium             4/1/07     396,073
                   Center (4)

Paris, TN         Paris Plaza (4)        102,453    87       493,202  13.50    8,859      1% premium             4/1/08           0
                                                             233,046   9.25    8,467      Pre-payable at par     7/1/03           0

Danville, IL      Holiday Square (4)      50,978   100       235,346  9.625    9,663      1% premium             9/1/02      64,250

Sunrise, FL       Pine Oak Plaza(2),(5)   16,994    87     1,135,238   7.48    8,095      none                   5/1/08   1,027,700

Jacksonville, FL  Regency Walk(2),(5)     34,436    90     1,803,203   7.87   13,335      none                   5/1/08   1,643,700

Orange Park, FL   Orange Park(2),(5)      21,509    70     1,270,786   7.39    8,992      none                   4/1/08   1,147,600

Boca Raton, FL    Teeca Plaza(2),(5)      22,589    94     1,763,573   7.39   12,450      none                   7/1/08   1,591,000

W. Palm Beach, FL Country Grove           16,642    96       864,015   7.51    6,159      none                   9/1/08     780,150
                   Plaza(2),(5)

Jacksonville, FL  Mandarin                63,346    99     3,888,460   8.00   28,984      none                  10/1/08   3,542,000
                   Central(2),(5)

Ft.Lauderdale, FL Pine Crest(2),(5)       40,408    73     2,347,217   7.00   15,967      none                 11/11/08   2,063,000

Davie, FL         Lincoln Park(2),(5)     46,190    83     3,166,205   7.58   22,684      5% premium            11/1/08   2,854,000

Miami, FL         Miami-Dade County          n/a   n/a     2,000,000   10.6      (7)      none                 12/29/02   1,966,000
                   Land Parcel

Columbus, NE      Cottonwood              64,890   100     1,203,211  12.00   17,201      none                   9/1/10       9,274
                   Plaza(1),(6)                               56,164   9.50      697      none                   7/1/11           0

Zanesville, OH    Sunrise Shopping       130,072    90     1,719,555   8.16   13,693      3% premium             6/1/09   1,471,500
                   Center(2),(4)

Blackstone, VA    Family Dollar(2),(4)    43,200    21             0    n/a      n/a      n/a                       n/a         n/a
----------------- ---------------------- ---------- ------------  ------------ --------- ----------------- -----------------------

(1)      Annual real estate taxes are the responsibility of the tenant.
(2)      Represents a Fee Property.
(3) Principal and interest are paid semi annually in accordance with the respective bond documents.
(4)      Represents a shopping center.
(5)      Represents a strip mall.
(6)     Represents a free standing department
        store.
(7)     Monthly payments of approximately
        $19,100 in year 2001 and 2002 dependent
        on a floating interest rate of bank prime plus one percent.

Table 2. Summary of Wraparound Notes and Master Leases at December 31, 2000

                             Carrying      Face Amount     Annual                Balance at    Annual
                 Interest    Amount of         of        Payments of   Final      Maturity     Master         Master
                   Rate     Wraparound     Wraparound    Principal & Maturity   (Assuming no    Lease         Lease
     Location      (%)         Notes          Notes        Interest     Date     Prepayment)   Payment     Termination
================ ========  ============= =============== =========== ========  ============  ========= ==============
Rochester, NY        9.75      1,380,268       1,661,424     220,906 12/31/14             0    220,906       12/31/14
                    10.00        130,625         225,891           0 12/31/14       910,735          0            n/a
Janesville, WI      10.25      1,318,663       2,057,637     268,502 12/31/16             0    268,502       12/31/16
                    11.00         15,000          20,644           0 12/31/16       106,688          0            n/a
No Canton, OH        9.11      2,008,597       2,675,131     333,272 12/31/14             0    333,272       12/31/14
                    11.00         26,575          38,924           0 12/31/14       216,478          0            n/a
                    11.00        180,408         218,677           0 12/31/14     1,115,854          0            n/a
Natchez, MS         10.00        840,595       3,187,906     516,210 05/01/08     3,187,906        n/a            n/a
Sandy, PA           10.00        419,021       1,994,602     207,726  6/30/01             0    207,726        6/30/01
Montgomery, AL       9.75        705,332       2,015,635     236,100  6/30/01             0    236,100        6/30/01
Danville, IL         9.75        574,996       1,539,365     202,772  6/30/01             0    202,772        6/30/01
Paris, TN           10.00        867,047       2,679,715     288,924  6/30/01             0    288,924        6/30/01
                    11.00         51,016          90,992           0  6/30/01        78,242          0            n/a
Columbus, NE         9.75      1,968,411       2,233,342     227,124  6/30/01             0    227,124        6/30/01
---------------- --------  ------------- --------------- ----------- --------  ------------  --------- --------------

Item 3.        Legal Proceedings.
               -----------------

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

Item 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

         No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                                      PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.
           --------------------------------------------------------------------

         The Common Stock and the Series A Preferred Stock were traded on the New York Stock Exchange (the "NYSE") under symbols "MPI" and "MPI PRA", respectively, from January 29, 1991 through July 3, 1998. The NYSE suspended trading in shares of the Common Stock and Series A Preferred Stock prior to the market opening on July 6, 1998. On or about July 6, 1998, a market began to be made for shares of the Common Stock and Series A Preferred Stock on the Over-The- Counter (the "OTC") Bulletin Board with the ticker symbols"MPRP"and "MPRPP", respectively.

         The table below sets forth the high and low bid quotations for the Common Stock and the Series A Preferred Stock, as reported on the OTC Bulletin Board, for the 2000 and1999 fiscal years. The high and low bid quotations for the Common Stock and Series A Preferred Stock represent prices between broker-dealers, and do not include retail mark-ups or mark-downs or any commission to the broker-dealer and may not represent actual transactions.


Common Stock                                             High            Low
=============================================== =============  =============
2000
First Quarter                                        $  3-1/4       $  2-3/4
Second Quarter                                          3-3/4        2-11/16
Third Quarter                                           4-1/8         2-5/16
Fourth Quarter                                          2-1/4          1-3/4
1999
First Quarter                                      $        2        $ 13/16
Second Quarter                                         3-9/16          1-1/2
Third Quarter                                           3-4/5          3-1/4
Fourth Quarter                                          3-1/2          2-3/4



Series A Preferred Stock                                  High            Low
=============================================== ==============  =============
2000
First Quarter                                        No reported trading
Second Quarter                                       No reported trading
Third Quarter                                        No reported trading
Fourth Quarter                                       No reported trading

Series A Preferred Stock                                  High            Low
1999
----
First Quarter                                         $ 2-9/10            $ 2
Second Quarter                                           2-3/4          2-3/4
Third Quarter                                            3-1/4          2-5/8
Fourth Quarter                                            No reported trading

         On March 22, 2001, the average bid and asked price of the Common Stock was $1.875. There has been no reported trading on the Series A Preferred Stock since July 15, 1999 when the average bid and ask price was $2.63. On March 22, 2001, management estimates that there were approximately 1,718 record holders of the Common Stock and 6 record holders of the Series A Preferred Stock.

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

         Series A Preferred Stock

         Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during the years ended December 31, 2000 and 1999. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

         Since September 30, 1995, holders of the Series A Preferred Stock have not been entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set aside. As a result of Milestone's Board of Directors' determination not to declare a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was declared, the number of persons entitled to serve as directors on Milestone's Board of Directors has been increased by one, and the holders of the Series A Preferred Stock, who are otherwise entitled to elect one member of the Board of Directors, became entitled to elect a second member of the Board of Directors to fill such newly created directorship. At the annual meeting in May 1999, the holders of the Series A Preferred Stock elected Harvey Shore to fill such position. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

         See Item 3, Legal Proceedings, for a cross-reference to a description of the Company's repurchase and retirement of 2,983,284 shares of Series A Preferred Stock during 1999.

Item 6.        Selected Financial Data.

 (Amounts in thousands, except per share information)

         The following table sets forth a summary of the selected financial information for the Company. The information below should be read in conjunction with the audited financial statements and with the information presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                              2000          1999          1998          1997           1996
================================================== =============== =============  ============ =============  =============
Total revenues                                            $ 13,286      $ 19,632      $ 25,515      $ 30,092       $ 33,722
Total expenses                                              12,310        20,185        32,693        34,244         35,843
Income (loss) before income taxes and minority                 976         (553)       (7,178)       (4,152)        (2,121)
interest
Provision (benefit) for income taxes                           461       (2,012)         1,253         (721)            366
Net income (loss) before minority interest                     515         1,459       (8,431)       (3,431)        (2,487)
Minority interest in net loss of consolidated
subsidiary                                                     26            664             0            0               0
                                                   ---------------  ------------  ------------ -------------   ------------
Income (loss) attributable to common stockholders    $         541   $    2,123      $ (8,431)     $ (3,431)      $ (2,487)
                                                     =============   ===========     =========     =========      =========

Income (loss) per common share, basic               $         .13    $      0.50    $   (1.99)    $   (0.82)     $   (0.65)
                                                    ==============  ============    ==========    ==========     ==========
Income (loss) per common share, diluted            $         .12    $        .43   $     1.99     $   (0.82)     $   (0.65)
                                                   =============== ============== ============    ==========     ==========

Weighted average common shares outstanding,
basic                                                        4,289        4,260         4,235         4,207          3,846
                                                    ==============  ============    ==========  ============  ============
Weighted average common shares outstanding,
diluted                                                      4,361        4,991          -             -               -
                                                    ==============  ============  ======================================
Total assets                                          $     51,945    $  63,278     $  86,922    $  112,223     $  182,095
                                                      ============    ==========    ==========   ===========    ==========
Mortgages and notes payable                           $     30,119    $  38,199     $  47,977   $    67,740    $    71,563
                                                      ============    ==========    ==========  ============   ============
-------------------------------------------------- --------------- -------------  ------------ -------------  -------------


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


Results of Operations

         Calendar Year 2000 Compared to Calendar Year 1999

         For the year ended December 31, 2000, the Company reported net income of $541,051 on total revenues of $13,285,571, or $.13 per common share, basic computation. For the year ended December 31, 1999, the Company reported a net income of $2,123,119 on total revenues of $19,632,289, or $.50 per common share, basic computation. The 1999 results included a nonrecurring reversal by the Company of a previously recorded income tax payable accrual of approximately $2,800,000 which the Company no longer believed was a necessary liability.

         Total revenues for the year ended December 31, 2000 were $13,285,571, as compared to $19,632,289, for the year ended December 31, 1999, a decrease of $6,346,718, or 32%, due to the following:

         i) Rent decreased $2,230,256, or 31%, in 2000 compared to 1999. This decrease is primarily due to property sales, of the Underlying Properties subsequent to the second quarter of 1999.

        ii) Interest income decreased $1,710,536, or 36%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease is primarily due to a decrease in interest income related to the Wraparound Notes on Underlying Properties which were sold subsequent to the second quarter of 1999.

          iii) For the year ended December 31, 2000 the Company had gains on the sale of real estate and real estate related assets of $3,499,462 as compared to gains on the sale of real estate and real estate related assets of $5,507,817 for the year ended December 31, 1999.

         Master Lease expenses decreased $4,055,199, or 65%, due to a decrease in the number of properties leased by the Company as a result of the sale of some of the Underlying Properties by their owners.

         Salaries, general and administrative expenses decreased $1,563,643, or 35% due primarily to nonrecurring 1999 salary expenses of approximately $1,351,000 resulting from (i) the repurchase of 222,200 options to purchase shares of the Company's common stock from certain executives of the Company for approximately $650,000, (ii) there were no year-end bonuses in 2000 as compared to $701,000 in year-end bonuses for several executive officers of the Company in 1999, (iii) non- recurring professional fees of approximately $485,000 relating to legal fees and other professional fees incurred in fiscal year 1999. The decrease in salary expenses in 2000 was partially offset by an accrual of an employment contract payout for an officer of the Company of approximately $558,000.

         Expired extensions to land purchase contracts decreased $483,860, or 39% as there were fewer land purchase contracts being extended in fiscal year 2000.

         Professional fees decreased $476,738, or 52% due primarily to fees associated with the settlement of the Winston Actions which were paid in the first quarter of fiscal 1999.

         Interest expense for the year ended December 31, 2000 was $2,630,705, a decrease of $1,080,731 or 29%, from $3,711,436 for the year ended December 31, 1999. Such decrease is due to a reduction in the Underlying Debt related to the Underlying Properties of the Company resulting from property sales in both 1999 and 2000.

         Income tax expense for the year ended December 31, 2000 was $460,600 as compared to an income tax benefit of $2,012,216 for the year ended December 31, 1999. The 1999 benefit was due primarily to the Company reversing a previously recorded income tax accrual of approximately $2,800,000 which the Company no longer believed was a necessary liability.

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

         Total revenues for the year ended December 31, 1999 were $19,632,289, as compared to $25,515,391, for the year ended December 31, 1998, a decrease of $5,883,102, or 23%, due to the following:

         i) Rent decreased $2,446,047, or 25%, in 1999 compared to 1998. This decrease is primarily due to the net of: (1) property sales, which caused a decrease in rent revenue of approximately $4,089,000 which is offset by (2) a full year of rents received on the properties purchased during 1998, which caused an increase in rent revenue of approximately $1,478,000.

        ii) Interest income decreased $3,475,761, or 42%, for the year ended December 31, 1999 compared to the year ended December 31, 1998. This decrease is primarily due to: (1 ) a decrease of approximately $2,754,000 in interest income related to the Wraparound Notes on Underlying Properties which have been sold by its owners; and (2) a decrease of approximately $515,000 in interest income as a result of less cash on hand during 1999 due to the cash expended to settle the Winston Actions.

          iii) For the year ended December 31, 1999 the Company had gains on the sale of real estate and real estate related assets of $5,507,817 as compared to gains on the sale of real estate and real estate related assets of $5,617,844 for the year ended December 31, 1998.

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

         Expired extensions to land purchase contracts for the year ended December 31, 1999 were $1,232,659 as compared to $0 for the year ended December 31, 1998 due to the Company's investments in Ventures during 1999.

         Professional fees decreased $349,184, or 27% due primarily to fees associated with the settlement of the Winston Actions which were paid in the first quarter of fiscal 1999 and which had been the cause of a significant amount of legal fee expense in 1998.

         Interest expense for the year ended December 31, 1999 was $3,711,436, a decrease of $1,763,015 or 32%, from $5,474,451 for the year ended December 31, 1998. Such decrease was primarily due to a decrease in interest expense of approximately $2,362,000 on the underlying debt as a result of Underlying Property sales, as previously described, which were offset by a full year of interest expense on the properties purchased during 1998, as previously described.

         Depreciation and amortization for the year ended December 31, 1999 was $865,102, a decrease of $48,425 or 5%, from $913,527 for the year ended December 31, 1998. Such decrease was primarily due to the net of property disposition and property purchases.

         Income tax benefit for the year ended December 31, 1999 was $2,012,216 as compared to an income tax expense of $1,253,056 for the year ended December 31, 1998, due primarily to the Company reversing a previously recorded accrual of approximately $2,800,000 during 1999.

Cash Flows

         For the year ended December 31, 2000, cash used in operating activities was $3,229,489, cash provided by investing activities was $8,698,622 and cash used in financing activities was $4,862,973. The primary uses of these funds were payments to satisfy underlying mortgage debt as a result of property sales of the related Underlying Property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the Underlying Property) as previously discussed in Item 1. Business. The primary source of the funds was payments received by the Company on its Wraparound Notes, as previously described.

         For the year ended December 31, 1999, cash used in operating activities was $15,310,661, cash provided by investing activities was $22,908,711 and cash used in financing activities was $11,392,094. The primary uses of these funds were payments associated with the Winston Settlement and payments to satisfy underlying mortgage debt as a result of property sales of the related Underlying Property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the Underlying Property) as previously discussed in Item 1. Business. The primary source of the funds was payments received by the Company on its Wraparound Notes, as previously described.
         For the year ended December 31, 1998, cash used in operating activities was $6,567,933, cash provided by investing activities was $24,721,432 and cash used in financing activities was $19,762,435. The primary uses and provision of these funds was a direct result of the property purchases and sales by the Company during 1998, as well as the payments received by the Company on its Wraparound Notes, as a result of the sale of the related Underlying Property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the Underlying Property).

Liquidity and Capital Resources

         During 2000 and 1999, the Company generated cash as a result of payments received by the Company on its Wraparound Notes, as previously described, as a result of the sale of the related Underlying Property, by its owner, an affiliate of the Company (i.e., the Partnership that owned the Underlying Property). This trend may continue as the Partnerships attempt to sell the remaining Underlying Properties.

         The Company's total current investment is $3,070,888 in active Ventures, as previously discussed. As of December 31, 2000 there are no deposits to purchase land parcels in the South Florida area. The Ventures currently have a Land Parcel under contract to be sold to an unaffiliated third party for a price of $5,300,000.

         The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

         The Company has invested available funds in secure, short-term, interest bearing investments. On a short-term basis, the cash position is believed to be sufficient to support all operating activities. On a long-term basis, the Company believes that its levels of working capital, liquidity, cash flow from operations, and access to credit are sufficient to support future operations.

         Other than described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

Current Accounting Issues

SFAS No. 133 and No. 138

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

         The Company has identified a minimal number of embedded derivative instruments, and these were evaluated for recording on the Company's balance sheet at January 1, 2001. Within certain of its leases with tenants in its properties, the Company has embedded derivatives resulting from possible limitations on scheduled rent increases, based on changes in CPI. These types of limitations are common in the Company's industry. These embedded derivatives have been valued at an insignificant amount, so the effect of adopting this new accounting pronouncement is inconsequential at January 1, 2001.

         The adoption of SFAS No. 133 resulted in the Company recording a net transition adjustment of an insignificant amount, so the effect of the recording of this new accounting pronouncement is inconsequential at January 1, 2001. The Company expects that the adoption of SFAS No. 133 will not increase the volatility of its reported earnings, as the embedded derivatives have not resulted in any material change in the Company's earnings or cash flows in the past. The Company believes that its embedded derivatives are not likely to be material in the future.

SFAS No. 140

         Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -
- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have any material impact on the Company.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.

         The Company, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the value of real estate. However, for the Company, most of its mortgage debt is at fixed rates, is for extended terms, is not assumable and would be unaffected by any sudden change in interest rates. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Since the Company has the intent to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company estimates the fair value of its long term fixed rate mortgage loans generally using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2000, the fair value of the mortgage loans was estimated to be $29,731,468 compared to a carrying value amount of $30,118,735.

         The Company's cash equivalents and short-term investments, if any, generally bear variable interest rates. Changes in the market rates of interest on short-term investments will affect the interest earned by the Company. Since the Company does not rely on its interest earnings on short-term investments to fund working capital needs, changes in these interest rates will not have an impact on the Company's results of operations or working capital position.

Item 8. Financial Statements and Supplementary Disclosure.

         The Company's Consolidated Financial Statements and the notes thereto appear in Item 14 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


         During the last two fiscal years, no changes of accountants occurred, and no disagreements with accountants on accounting and financial disclosures occurred.

                                                      PART III

         Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.       Directors and Executive Officers of the Registrant.
               --------------------------------------------------

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

         The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the directors, executive officers and beneficial owners of more than 10% of the Common Stock or the Series A Preferred Stock required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.       Executive Compensation.
               ----------------------

         The information regarding compensation of directors and executive officers of the Company required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Executive Compensation" and "Compensation of Directors."

Item 12.       Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------

         The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the section in the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13.       Certain Relationships and Related Transactions.
               ----------------------------------------------

         The information regarding certain relationships and related transactions required by this Item is incorporated by reference to the sections in the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K.
               --------------------------------------------------------------

(a)(1)         Financial Statements and Financial Statement Schedule.
               -----------------------------------------------------

The following consolidated financial statements of the Company are filed as part of this report:

                                                                       Page
         Independent Auditors' Report of Ahearn, Jasco + Company, P.A.  F-1

         Consolidated Balance Sheets - December 31, 2000 and 1999       F-2

         Consolidated Statements of Revenues and Expenses -
                     Years Ended December 31, 2000, 1999 and 1998       F-3

         Consolidated Statements of Stockholders' Equity -
                     Years Ended December 31, 2000, 1999 and 1998       F-4

         Consolidated Statements of Cash Flows -
                     Years Ended December 31, 2000, 1999 and 1998       F-5

         Notes to Consolidated Financial Statements                     F-7

(a)(2)         Financial Statement Schedule.
               ----------------------------
               Schedule III Real Estate and Accumulated Depreciation    S-1

               This financial statement schedule of the Company for each of the years ended December 31, 2000, 1999 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)         Exhibits.
               --------

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

10.3 Purchase Money Promissory Note Purchase and Money Mortgage and Security Agreement with The Benderson 85-1 Trust for the Tonawanda, New York, property (incorporated by referenced to Exhibit 10.33 to the Company's Form 10-QSB filed with the Commission on August 14, 1993).

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

Exhibit  Description

21   Subsidiaries of the Company (filed herewith).

27 Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis and Retrieval (EDGAR) purpose only. This Schedule contains financial information extracted from the consolidated balance sheet and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements. (filed herewith)

99.1 Agreement and Plan of Merger among Concord Assets Group, Inc. and its wholly-owned subsidiary, MST Merger Corp., and Milestone Properties, Inc. dated April 2, 2001. (filed herewith)

99.2 Press release issued April 2, 2001 related to the Agreement and Plan of Merger. (filed herewith)

(b)            Reports on Form 8-K.
               -------------------

               No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MILESTONE PROPERTIES, INC.

                                      By        /s/ Leonard S. Mandor
                                                ---------------------
                                                Leonard S. Mandor
                                                Chairman of the Board and
                                                Chief Executive Officer

                                      Date:     March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                     Date

/s/ Leonard S. Mandor                                             March 26, 2001
---------------------
Leonard S. Mandor
Chairman of the Board and Chief Executive Officer

/s/ Robert A. Mandor                                              March 26, 2001
--------------------
Robert A. Mandor
President, Chief Financial Officer and Director

/s/ Joseph P. Otto                                                March 26, 2001
------------------
Joseph P. Otto
Vice President and Director

/s/ Patrick S. Kirse                                              March 26, 2001
--------------------
Patrick S. Kirse
Vice President of Accounting
(Principal Accounting Officer)

/s/ Geoffrey S. Aaronson                                          March 26, 2001
------------------------
Geoffrey Aaronson
Director

/s/ Harvey Jacobson                                               March 26, 2001
-------------------
Harvey Jacobson
Director

/s/ Gregory McMahon                                               March 26, 2001
-------------------
Gregory McMahon
Director

/s/ Harvey Shore                                                  March 26, 2001
------------------------
Harvey Shore
Director

                                            INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Milestone Properties, Inc.

We have audited the accompanying consolidated balance sheets of Milestone Properties, Inc. and subsidiaries (the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of revenues and expenses, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the information contained in the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule of real estate and accumulated depreciation are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule of real estate and accumulated depreciation based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Milestone Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information contained in the financial statement schedule of real estate and accumulated depreciation, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ Ahearn, Jasco + Company, P.A.
Pompano Beach, Florida

March 26, 2001



                                     MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                       December 31, 2000         December 31, 1999
                                                                       -----------------         -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $ 8,638,417                   $   8,032,257
    Restricted cash                                                             0                          222,000
    Restricted cash for settlement                                      1,501,692                        1,614,156
    Loans receivable                                                    1,290,361                        1,370,471
    Accounts receivable                                                   523,342                          567,112
    Accrued interest receivable                                         1,287,997                        2,694,289
    Due from related party                                                752,625                          762,102
    Prepaid expenses and other                                            553,388                          723,397
    Deposits to purchase land                                                   0                          700,000
                                                                       ---------------                ------------
         Total current assets                                          14,547,822                       16,685,784

    Property, improvements and equipment, net                          24,360,527                      24,884,220
    Wraparound notes, net                                              10,486,554                      18,641,853
    Deferred income tax asset, net                                      1,883,088                       2,293,167
    Management contract rights, net                                       112,553                         117,875
    Debt financing costs and other, net                                   554,336                         655,393
                                                                       -------------              ----------------
         Total assets                                                  $  51,944,880               $   63,278,292
                                                                       =============               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                              $1,419,720                  $    2,567,866
    Accrued litigation payable                                          1,501,692                       1,614,156
    Accrued interest payable                                              120,069                         148,173
    Master Lease payable                                                1,411,015                       3,916,308
    Current portion of mortgages and notes payable                      1,074,271                       4,203,029
                                                                       -----------                    -----------
         Total current liabilities                                       5,526,767                     12,449,532
                                                                       -----------                     ----------

    Mortgages and notes payable, long term portion                     29,044,464                      33,996,162
                                                                       ----------                      ----------

         Total liabilities                                             34,571,231                      46,445,694
                                                                       ----------                      ----------


Commitments and Contingencies

Stockholders' Equity:
    Common stock ($.01 par value, 10,000,000 shares
       authorized, 4,943,633 shares issued, and 4,288,542
       outstanding, in 2000 and 1999)                                      49,436                           49,436
    Preferred stock (Series A $.01 par value, $10 liquidation
       preference, 1,000,000 shares authorized, 16,423
       shares issued and outstanding in  2000 and 1999)                       164                             164
    Additional paid in surplus                                         45,340,638                      45,340,638
    Accumulated deficit                                               (24,762,546)                    (25,303,597)
    Held in treasury - 655,091 shares of common, at cost               (3,254,043)                     (3,254,043)
                                                                   ---------------                 ---------------

       Total stockholders' equity                                      17,373,649                      16,832,598
                                                                   --------------                  ---------------

       Total liabilities and stockholders' equity                   $  51,944,880                  $   63,278,292
                                                                       ==========                   ==============

                             See Accompanying Notes to Consolidated Financial Statements




                                         MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                     For the Years Ended December 31, 2000, 1999 and 1998



                                                         December 31, 2000      December 31, 1999       December 31, 1998
                                                         -----------------      -----------------       -----------------

REVENUES
   Rent                                                    $    5,071,670          $   7,301,926           $   9,747,973
   Interest income                                              3,005,074              4,715,610               8,191,371
   Revenue from management company operations                     474,919                664,264                 457,546
   Tenant reimbursements                                        1,113,578              1,060,451               1,002,691
   Management and reimbursement income                             43,143                 49,978                  83,091
Percentage rent                                                    77,725                332,243                 414,875
   Gain on sale of real estate and real estate related assets    3,499,462             5,507,817               5,617,844
                                                               -----------           -----------              ----------
       Total revenues                                          13,285,571             19,632,289              25,515,391
                                                               ----------             ----------              ----------

EXPENSES
   Master Lease expense                                         2,157,345              6,212,544              12,359,713
   Interest expense                                             2,630,705              3,711,436               5,474,451
   Depreciation and amortization                                  783,302                865,102                 913,527
   Salaries, general and administrative                         2,852,893              4,416,536               2,873,482
Property expenses                                               1,812,523              1,881,872               1,682,791
   Expired extensions to land purchase contracts                  748,799              1,232,659                       0
Expenses for management company operations                        876,494                940,828               1,031,690
Professional fees                                                 447,633                924,371               1,273,555
Settlement fees                                                         0                      0               7,084,238
                                                       ------------------      ------------------              ----------

       Total expenses                                          12,309,694             20,185,348              32,693,447
                                                              ------------            ----------              ----------

Income (loss) before income taxes and minority interest           975,877               (553,059)             (7,178,056)

Provision (benefit) for income taxes                              460,600             (2,012,216)              1,253,056
                                                             ------------            -----------             ------------

Net income (loss) before minority interest                        515,277              1,459,157              (8,431,112)

Minority interest in net loss of consolidated subsidiaries        25,774                 663,962                       0
                                                            ------------            -------------       ----------------

Net income (loss) attributable to common stockholders     $       541,051          $   2,123,119        $     (8,431,112)
                                                            ==============           ============           =============

Income (loss) per common share, basic                  $            0.13       $            0.50    $              (1.99)
                                                         =================      =================      ==================

Weighted average common shares outstanding, basic              4,288,542               4,260,417               4,235,245
                                                             ============           ============          ==============

Income (loss) per common share, diluted                $            0.12       $            0.43    $              (1.99)
                                                         =================      =================      ==================

Weighted average common shares outstanding, diluted            4, 360,589              4,990,970
                                                         =================          ============



                                 See Accompanying Notes to Consolidated Financial Statements



                                         MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the Years Ended December 31, 2000, 1999 and 1998






                                                     Common Stock           Preferred Stock             Treasury Stock

                                                    Shares       Cost        Shares        Cost       Shares          Cost
============================================     =========== ==========  ============= ==========  =========== ===============
Balance, January 1, 1998                           4,905,959    $49,060      3,033,995    $30,341    (692,591)    $(3,440,418)
                                                 ----------- ----------  ------------- ----------  ----------- ---------------
Conversion of preferred stock into common stock       37,674        376       (34,288)      (344)

Reserve for preferred stock settlement repurchase

Net loss for the year ended December 31, 1998
                                                 ----------- ----------  ------------- ----------  ----------- ---------------
Balance, December 31, 1998                         4,943,633     49,436      2,999,707     29,997    (692,591)     (3,440,418)
                                                 ----------- ----------  ------------- ----------  ----------- ---------------
Cancellation of Series A Preferred Stock                                    (2,983,284)   (29,833)

Issuance of Treasury Stock                                                                             37,500         186,375

Net income for the year ended December 31, 1999
                                                  ----------- ----------  ------------- ----------  ----------- ---------------
Balance, December 31, 1999                         4,943,633     49,436         16,423        164    (655,091)     (3,254,043)
                                                  ----------- ----------  ------------- ----------  ----------- ---------------
Net income for the year ended December 31, 2000
                                                 ----------- ----------  ------------- ----------  ----------- ---------------
Balance, December 31, 2000                         4,943,633    $49,436         16,423      $ 164    (655,091)    $(3,254,043)
                                                 ----------- ----------  ------------- ----------  ----------- ---------------


                                                           Additional
                                                           paid in        Accumulated
                                                            Surplus          deficit     Stockholders' equity


============================================            ==============  =============== ====================
Balance, January 1, 1998                                   $48,105,428    $(18,995,604)          $25,748,807
                                                        --------------  --------------- --------------------
Conversion of preferred stock into common stock                   (32)                                     0

Reserve for preferred stock settlement repurchase          (2,608,216)                           (2,608,216)

Net loss for the year ended December 31, 1998                               (8,431,112)          (8,431,112)

                                                        --------------  --------------- --------------------
Balance, December 31, 1998                                  45,497,180     (27,426,716)           14,709,479
                                                        --------------  --------------- --------------------
Cancellation of Series A Preferred Stock                       29,833                                     0

Issuance of Treasury Stock                                  (186,375)                                     0

Net income for the year ended December 31, 1999                               2,123,119            2,123,119

                                                        --------------  --------------- --------------------
Balance, December 31, 1999                                  45,340,638     (25,303,597)           16,832,598
                                                        --------------  --------------- --------------------
Net income for the year ended December 31, 2000                                 541,051              541,051
                                                        --------------  --------------- --------------------
Balance, December 31, 2000                                $ 45,340,638    $(24,762,546)         $ 17,373,649
                                                        --------------  --------------- --------------------

                                     See Accompanying Notes to Consolidated Financial Statements



                                             MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Years Ended December 31, 2000, 1999 and 1998


                                                       December 31, 2000       December 31, 1999         December 31, 1998
                                                       -----------------      ------------------        ------------------

CASH FLOW FROM OPERATING ACTIVITIES

   Net income (loss)                                   $            541,051             $ 2,123,119          $   (8,431,112)
   Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
   Depreciation and amortization                                    783,302                 865,102                 913,527
   Deferred taxes                                                   410,079                 700,903               1,064,288
   Litigation and settlement fees                                         0                       0              7,084,238
   Gain on sale of real estate related assets                    (3,499,462)             (5,507,817)             (5,617,844)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                             43,770                 245,443                 453,070
         Decrease (increase) in due from related party                9,477                  80,983                (451,234)
         Decrease in accrued interest receivable                  1,406,292               2,491,143               3,280,096
         Decrease (increase) in prepaid expenses and other          170,009                 379,548                (671,355)
         Decrease (increase) in deposits to purchase land           700,000                (700,000)                      0
         Increase (decrease) in accounts payable/accrued expenses(1,148,146)             (2,735,220)                465,025
         Decrease in accrued litigation payable                    (112,464)             (8,078,298)                      0
         (Decrease) increase in accrued interest payable            (28,104)               (158,673)                 47,730
         Decrease in Master Lease payable                        (2,505,293)             (5,016,894)             (4,704,362)
                                                               -------------            ------------             -----------

         Net cash used in operating activities                   (3,229,489)            (15,310,661)             (6,567,933)
                                                               -------------             ----------              -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Principal repayments on loans receivable                          80,110                  73,971                  68,302
   Principal repayments on wraparound notes                       2,114,278               3,850,399               5,190,630
   Investment in wraparound notes                                         0                       0                (108,838)
   Purchase of building and land                                          0              (3,511,669)            (18,515,000)
   Purchase of leasehold improvements                              (271,679)               (635,057)               (484,209)
   Proceeds from realization of real estate related assets, net   6,775,913              22,685,567              19,407,819
   Proceeds from the sale of real estate assets                           0                       0              17,379,628
   Proceeds from redemption of investments in preferred stock             0                 445,500               1,783,100
                                                             -------------------       -------------           ------------

         Net cash provided by investing activities                8,698,622              22,908,711              24,721,432
                                                               -------------            -----------             ------------




                                        MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (continued)
                                   For the Years Ended December 31, 2000, 1999 and 1998



                                                        December 31, 2000       December 31, 1999       December 31, 1998
                                                        -----------------       -----------------       -----------------

CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from mortgages and notes payable                           0               3,750,000              18,749,000
   Principal payments on mortgages and notes payable          (5,197,437)            (13,527,938)            (38,511,435)
   Changes in amounts in restricted cash                         334,464               (1,614,156)                      0
                                                           --------------           -------------       -----------------


         Net cash used in financing activities                (4,862,973)            (11,392,094)            (19,762,435)
                                                            -------------             -----------            ------------


NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                               606,160              (3,794,044)             (1,608,936)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                   8,032,257              11,826,301             13,435,237
                                                           --------------           ------------             ----------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                               $         8,638,417         $     8,032,257         $   11,826,301
                                                           ==============          =============          =============

SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION


         Cash paid during the period for interest    $         2,658,809         $     3,870,109        $     5,426,721
                                                           ==============          ==============        ==============


         Cash paid during the period for income taxes$              72,877      $        100,272       $        174,396
                                                          =================       ==============        ===============



SUPPLEMENTAL DISCLOSURE OF NON-CASH
         FINANCING AND INVESTING ACTIVITIES


At the close of business on March 5, 1999, the Company canceled and retired 2,983,284 shares of Series A Preferred Stock, $.01 par value, resulting in a reduction of Series A Preferred Stock and an increase in Additional Paid In Surplus of $29,833. This transaction occurred pursuant to the terms of a court approved settlement as discussed in Note 14. Legal Proceedings. Also, 37,500 shares of Treasury Stock were issued at a cost of $4.97 per share to certain Non-Employee Directors pursuant to the Company's 1999 Stock Incentive Plan resulting in a reduction in Treasury Stock and Additional Paid In Surplus of $186,375. The transaction is described in detail in Note 9. Capital Stock.

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

Milestone was incorporated on November 30, 1989 under the laws of the state of Delaware. On December 18, 1990, the Concord Milestone Income Fund, L.P. ("CMIF") and Concord Milestone Income Fund II, L.P. ("CMIF II") (collectively, the "Predecessor Partnerships") were merged with and into the Company. The Company succeeded to the business and operations of the Predecessor Partnerships and the partnership interests in the Predecessor Partnerships were converted into shares of Milestone's common stock and preferred stock. In October 1995, the Company entered into various agreements with affiliates of Concord Assets Group, Inc., a New York Corporation ("Concord"), pursuant to which the Company acquired certain real estate related assets for cash and approximately 2,545,000 shares of common stock. See note 12 for a description of related party transactions with Concord.

2.     Summary of Significant Accounting Policies

Business

The Company is primarily engaged in a single business industry, commercial real estate, which involves the ownership of a land parcel, and the ownership, operation and management of 19 interests in commercial real estate properties at December 31, 2000 consisting of (i)10 fee interests (the "Fee Properties") and
(ii) wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which are secured by 9 commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"). The Company is also the master lessee (the "Master Lessee") under individual leases (the "Master Leases") on each of the Underlying Properties. The Properties are located in 11 states. The Company also invests directly in real estate and real estate related assets.

Revenue Recognition

Rental and interest income is accrued as earned except when doubt exists as to collectibility, in which case the accrual is discontinued. When rental payments due under leases vary from a straight- line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense recoveries represent a portion of property operating expense billed to the tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. Rental income based on a tenant's revenues ("percentage rent") is accrued when a tenant reports sales that exceed a specified amount.

Principles of Consolidation and Minority Interest in Consolidated Subsidiary

The consolidated financial statements include the accounts of Milestone Properties, Inc. and its subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidated financial statements. On May 1, 1999, the Company began investing in venture partnerships ("Ventures") with unrelated third parties. The Ventures contracted for the acquisition of land parcels in the South Florida area. Minority investors owned approximately 17% of the Ventures at December 31, 2000. The ownership percentages changed throughout the investment periods as additional capital was contributed. The minority investors' proportionate share in the Ventures after- tax results is shown in the accompanying statements of revenues and expenses. The minority investors' interest in the consolidated subsidiary is insignificant at year end.

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

Cash of $1,501,692 is restricted at December 31, 2000 per the terms of the Winston Settlement; see note 14 for a description of the Winston Settlement.

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

Investment Allowances and Impairments

The Company assesses at least annually the probability that the amounts collectible under the contractual terms of each Wraparound Note will equal or exceed the carrying amount of such Wraparound Note. When management believes that a Wraparound Note has been impaired, the Company measures impairment based on the estimated fair value of the underlying properties, using internal analysis and independent appraisals when necessary. For the years ended December 31,

2000, 1999 and 1998, no valuation allowances were recorded.

The Company individually reviews each of the Fee Properties for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an un-discounted basis is less than the property's carrying value. If a property is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the property. No write downs for impairment of property investments were recorded in 2000, 1999 and 1998.

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

Management Contract Rights

Milestone Property Management, Inc., a subsidiary of the Company ("MPMI") completed the purchase of the assets, i.e., the management contracts, used in connection with the shopping-center management business of Concord Assets Management, Inc. ("CAMI"), a wholly owned subsidiary of Concord Assets Group, Inc. ("Concord"), for an aggregate purchase price of $5,190,210 in 1992. Pursuant to the management contract, CAMI agreed to provide property management services to the properties owned by limited partnerships syndicated by Concord and master-leased to subsidiaries of Concord. The total purchase price of $5,190,210 was allocated $4,670,210 to the management contract rights acquired from CAMI, and $520,000 to goodwill.

Management contract rights are being amortized over a period of twenty-five and thirty years. The balance of any unamortized management contract right is written off for those management agreements that are terminated prior to the expiration of the initial management contract term.

Debt Financing Costs

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

Income (loss) per Common Share

SFAS No. 128, "Earnings per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options prescribed by APB15, "Earnings per Share." In certain circumstances, the conversion of stock options and Convertible Series A Preferred Stock are excluded from diluted EPS if the effect of such inclusion is anti-dilutive. The numerators of EPS computations are as reported in the consolidated statements of revenues and expenses; the denominators include the effects of common share equivalents of outstanding stock options and Convertible Series A Preferred Stock which totals 4,360,589 and 4,990,970 respectively, in 2000 and 1999. For 1998, the common share equivalents, if converted, would have increased common shares outstanding by 3,610,081 shares.

Comprehensive Income (Loss)

A statement of comprehensive income (loss) is not presented since the Company has no items of other comprehensive income (loss). Comprehensive income is the same as net income for the periods presented.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are within one reportable segment.

Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. These pronouncements are effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The Company does not expect this adoption to have any impact on reported earnings, comprehensive income, or financial position, as the Company's derivative instruments embedded in certain leases are insignificant, and the Company does not use any hedging activities.

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - - a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have any material impact on the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2000 financial presentation.

3.     Acquisition and Disposition of Real Estate and Real Estate Related Assets

On November 10, 2000, a wraparound note held by the Company on a 68,337 square foot shopping center located in Deland, Florida (the "Deland Property"), was paid as a result of the sale of the Deland Property by its owner, an affiliate of the Company (the partnership that owned the Deland Property) to an unrelated third party. In connection with the sale of the Deland Property, the Company, as a master lessee on a Master Lease on the Deland Property, canceled the subject Master Lease. Of the gross proceeds, approximately $642,000 was used to satisfy the underlying mortgage debt on the Deland Property. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $662,800 and recorded a book loss of approximately $59,000 in the fourth quarter of 2000.

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

On February 15, 2000, a wraparound note held by the Company on a 91,800 square foot single tenant commercial building located in Palatka, Florida (the "Palatka Property"), was paid as a result of the sale of the Palatka Property by its owner, an affiliate of the Company (the partnership that owned the Palatka Property), to an unrelated third party. In connection with the sale of the Palatka Property, the Company, as the master lessee on a Master Lease on the Palatka Property, canceled the subject Master Lease. Of the gross proceeds, approximately $1,067,000 was used to satisfy the underlying mortgage debt on the Palatka Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $911,000 and recorded a book gain of approximately $631,000 in the first quarter of 2000.

On February 3, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Warsaw, Virginia (the "Warsaw Property"), was paid as a result of the sale of the Warsaw Property by its owner, an affiliate of the Company (the partnership that owned the Warsaw Property), to an unrelated third party. In connection with the sale of the Warsaw Property, the Company, as the master lessee on a Master Lease on the Warsaw Property, canceled the subject Master Lease. Of the gross proceeds, approximately $768,000 was used to satisfy the underlying mortgage debt on the Warsaw Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $519,000 and recorded a book gain of approximately $315,000 in the first quarter of 2000.

On January 13, 2000, a wraparound note held by the Company on a 43,200 square foot single tenant commercial building located in Hamilton, New York (the "Hamilton Property"), was paid as a result of the sale of the Hamilton Property by its owner, an affiliate of the Company (the partnership that owned the Hamilton Property), to an unrelated third party. In connection with the sale of the Hamilton Property, the Company, as the master lessee on a Master Lease on the Hamilton Property, canceled the subject Master Lease. Of the gross proceeds, approximately $774,000 was used to satisfy the underlying mortgage debt on the Hamilton Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $521,000 and recorded a book gain of approximately $375,000 in the first quarter of 2000.

On January 7, 2000, a wraparound note held by the Company on a 32,400 square foot single tenant commercial building located in Walpole, New Hampshire (the "Walpole Property"), was paid as a result of the sale of the Walpole Property by its owner, an affiliate of the Company (the partnership that owned the Walpole Property), to an unrelated third party. In connection with the sale of the Walpole Property, the Company, as the master lessee on a Master Lease on the Walpole Property, canceled the subject Master Lease. Of the gross proceeds, approximately $736,000 was used to satisfy the underlying mortgage debt on the Walpole Property. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $510,000 and recorded a book gain of approximately $381,000 in the first quarter of 2000.

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

On July 30, 1999, a wraparound note held by the Company on a 31,170 square foot single tenant commercial building located in Franklin, Pennsylvania (the "Franklin Property"), was paid as a result of the sale of the Franklin Property by its owner, an affiliate of the Company (the partnership that owned the Franklin Property), to an unrelated third party. In connection with the sale of the Franklin Property, the Company, as the master lessee on a Master Lease on the Franklin Property, canceled the subject Master Lease. Of the gross proceeds, approximately $1,348,000 was used to defease the underlying bond debt. As a result of the payment of the wraparound note, the Company realized net cash proceeds of approximately $896,000 and recorded a book gain of approximately $1,527,000 in the third quarter of 1999.

On April 27, 1999, a wraparound note held by the Company on a 52,700 square foot shopping center property located in Baton Rouge, Louisiana (the "Baton Rouge Property"), was paid as a result of the sale of the Baton Rouge Property by its owner, an affiliate of the Company (the partnership that owned the Baton Rouge Property), to an unrelated third party. In connection with the sale of the Baton Rouge Property, the Company, as the master lessee on a Master Lease on the Baton Rouge Property, canceled the subject Master Lease. Of the gross proceeds, approximately $1,896,208 was used to satisfy the underlying mortgage debt on the Baton Rouge Property. As a result of the payment of the wraparound note and the satisfaction of the underlying mortgage debt, the Company realized net cash proceeds of approximately $2,045,000 and recorded a book gain of approximately $306,000 in the second quarter of 1999.

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

4.     Investment in Land Venture Partnerships ("Ventures")

On May 1, 1999 and August 27,  1999,  the Company made  initial  investments  of
$262,469 and $46,762, respectively, in the Ventures, and the Ventures assumed contracts to purchase certain land parcels in the South Florida area. The land purchase contracts contained options to extend the closing date for an additional fee. Subsequent to the initial investment, the Company made additional net capital contributions of $2,991,036 to the Ventures. The consolidated financial statements of the Company include the operating results for the Ventures from the date of the Company's investments.

On December 29, 1999, the Ventures completed the purchase of a parcel of land (the "Land Parcel") located in Miami, Florida (Miami-Dade County) from an unrelated third party for $3,512,000. In connection with the purchase, a $2,000,000 first mortgage was obtained. For the first 12 months, the payments were interest only at 9.5%. After that, the note requires twenty-three monthly payments of principal and interest beginning on December 29, 2000 based upon a 25 year amortization schedule. The note requires interest rate adjustments on December 29, 2000 and December 29, 2001 equal to the base rate (prime rate) announced by Citibank, N.A., New York, from time-to-time, plus one percent. On December 29, 2000, the interest rate on such note was changed to approximately 10.6%. A balloon payment of approximately $1,966,000 is required at the end of year three of the mortgage.

The investments included in the Ventures at December 31, 2000 did not include any deposits as compared to deposits of $700,000 at December 31, 1999. Any such deposits expired during 2000. Additional capital contributions may be required by the Company to pay expenses of the Ventures in excess of its revenues. The Land Parcel is currently under contract to be sold to an unaffiliated third party for a price of $5,300,000.

5.     Property, Improvements and Equipment

Property, improvements and equipment at December 31, 2000 and 1999 consisted of the following:



                                                     December 31, 2000        December 31, 1999
============================================  ======================== ========================
Land                                                     $   5,473,169           $    5,473,169
Building                                                    20,978,628               20,978,628
Leasehold improvements and equipment                         1,484,112                1,330,885
                                                         -------------              -----------
Total, at cost                                              27,935,909               27,782,682
Less: Accumulated depreciation                             (3,575,382)              (2,898,462)
                                                        --------------             ------------
Total, net                                               $ 24,360,527             $ 24,884,220
                                                         =============            =============
--------------------------------------------  ------------------------ ------------------------


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

Each of the Wraparound Notes gives the Company a lien on the Underlying Property as well as the Partnership's interest in the Master Lease. The Wraparound Notes are subordinate to the Underlying Debt. The Wraparound Notes have maturities ranging from 2001 to 2016. Six of the Wraparound Notes have been extended in six month increments since their original December 31, 1999 maturities as the Partnerships attempt to sell the Underlying Properties. The scheduled principal receipts of the Wraparound Notes are as follows (dollar amounts in thousands):

     Year Ending December 31st:
=====================================
       2001                   $ 5,604
       2002                       196
       2003                       216
       2004                       237
       2005                       261
  Thereafter (a)                3,973
                            ---------
      Total                    10,487
                             ========
------------------  -----------------

a - Excludes $1,575 of the original issue discount.

The following schedule depicts Wraparound Notes which are subordinate to the Underlying Debt on such properties:


                                                                    Face Amount
                          Closing     Interest        Final         of Mortgage         Carrying Amount of     Interest Due
      Location             Date       Rate (%)    Maturity Date        Loans              Mortgage Loans        and Accrued
=====================  ============= ===========  ==============  =============== ==== =====================  ===============
Rochester, NY               10/23/95        9.75        12/31/14        1,661,424                  1,380,268          169,427
                                           10.00        12/31/14          225,891                    130,625                0
Janesville, WI              10/23/95       10.25        12/31/16        2,057,637                  1,318,663          221,165
                            02/11/98       11.00        12/31/16           20,644                     15,000                0
No. Canton, OH              10/23/95        9.11        12/31/14        2,675,131                  2,008,597          254,100
                            10/23/95       11.00        12/31/14           38,924                     26,575                0
                            10/15/96       11.00        12/31/14          218,677                    180,408                0
Natchez, MS                 10/23/95       10.00        05/01/08        3,187,906                    840,595          116,684
Sandy, PA                   10/23/95       10.00         6/30/01        1,994,602    a               419,021          101,831
Montgomery, AL              10/23/95        9.75         6/30/01        2,015,635                    705,332          100,280
Paris, TN                   10/23/95       10.00         6/30/01        2,679,715                    867,047          136,814
                            10/23/95       11.00         6/30/01           90,992                     51,016                0
Danville, IL                10/23/95        9.75         6/30/01        1,539,365                    574,996           76,585
Columbus, NE                10/23/95        9.75         6/30/01        2,233,342                  1,968,411          111,111
                                                          Totals      $20,639,885                $10,486,554       $1,287,997
                                                                       ==========                 ==========        =========
---------------------  ------------- -----------  --------------  --------------- ---- ---------------------  ---------------

a - Includes discount elements totaling in aggregate $1,575,000.

The following schedule represents a roll forward of Wraparound Notes for the years ended December 31, 2000 and 1999:


                                                               2000                      1999
=================================================== ========================== =========================
Beginning balance                                                 $ 18,641,853              $ 39,529,787
Investment in wraparound notes                                         154,758                         0
Principal repayments                                               (2,232,734)               (3,782,763)
Notes satisfied from property sales                                (6,077,323)              (17,105,171)
Valuation allowance                                                          0                         0
                                                          --------------------        ------------------
Ending balance                                                   $ 10,486,554              $ 18,641,853
                                                                 =============             =============
--------------------------------------------------- -------------------------- -------------------------

On February 25, 2000, a wraparound note held by the Company on a 138,954 square foot shopping center located in Quincy, Illinois (the "Quincy Property"), was terminated as a result of a foreclosure sale by the bank (the holder of the Underlying Debt). The Company had previously terminated, by written notice, the Master Lease associated with the Quincy Property as of December 31, 1998. As a result of the foreclosure sale by the bank of the Quincy Property and the termination of the Wraparound Note and the Underlying Debt, the Company recorded a book gain of approximately $1,727,000 in the first quarter of 2000 but received no cash proceeds.

The maturity dates of the remaining Wraparound Notes and Wraparound Mortgages currently held by the company range through 2016.

7.     Leases

As Lessor

The Properties have a gross leasable area of approximately 1,076,309 and 1,551,640 square feet of which approximately 90% and 94% was leased as of December 31, 2000 and 1999, respectively.

Minimum base rental income under tenant lease agreements relating to the Properties having remaining lease terms ranging from one to 17 years at December 31, 2000 is as follows (dollars amounts in thousands):


Year Ending December 31st:
====================================
      2001                 $   4,337
      2002                     3,047
      2003                     1,942
      2004                     1,258
      2005                       529
   Thereafter                  1,608
                           ---------
      Total                 $ 12,721
                            ========
----------------- ------------------

For the years ended December 31, 2000, 1999 and 1998, no tenant at any individual property accounted for more than 10% of the Company's total revenue. However, the total revenue from K- mart Corporation's leases with the Company accounted for approximately 18%, 30% and 29%, respectively, of the Company's aggregate rent revenue.

As Lessee

Minimum rental expense under the Master Leases, having original lease terms ranging from 2001 to 2016, at December 31, 2000 is as follows (dollar amounts in thousands):


Year Ending December 31st:
====================================
      2001                 $   1,404
      2002                       823
      2003                       823
      2004                       823
      2005                       823
   Thereafter                  7,941
                           ---------
      Total                 $ 12,637
                            ========
----------------- ------------------

Although the Company's lease payments are not contingent upon receiving rent from the Properties,
                                                       F-16
such payments are expected to be made from such receipts and the receipt of interest and principal payments from the Wraparound Notes.

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

The expiration dates of the eight Master Leases currently held by the Company range from June 2001 to December 2016. Six of the Master Leases have been extended in six month increments since their original expirations in December 1999 as the Partnerships attempt to sell the Underlying Properties.

8.     Mortgages and Notes Payable

The mortgages and notes payable are non-recourse to the Company and are collateralized by the Properties. The scheduled principal payments of the mortgages and notes payable at December 31, 2000 are as follows (dollar amounts in thousands):


Year Ending December 31st:
====================================
      2001                 $   1,074
      2002                     4,273
      2003                       846
      2004                       863
      2005                       963
   Thereafter                 22,100
                             -------
      Total                 $ 30,119
                            ========
----------------- ------------------

The interest rates on the mortgages and notes payable range from 7.00% to 13.5%. The mortgage and notes payable and related terms at December 31, 2000 for the Properties are summarized as follows (dollar amounts in thousands, except as noted):


                        Underlying                    Monthly Payment
                          Debt at       Interest     Provisions (Actual   Maturity
      Location           12/31/00       Rate (%)          Dollars)        Date (2)
=====================  ============= =============== ================== =============
Rochester, NY                    864           9.250             15,992        1/1/02
Janesville, WI                   717            9.00             14,060       7/31/02
                                  92            9.00              1,529        8/1/07
No. Canton, OH                 1,884            9.00             21,669       9/30/12
Natchez, MS                    2,153            7.59             15,519        5/1/08
Sandy, PA                      1,165            7.00                (1)       12/1/06
Montgomery, AL                 1,065            8.75             14,500        4/1/07
Paris, TN                        493           13.50              8,859        4/1/08
                                 233            9.25              8,467        7/1/03
Danville, IL                     235           9.625              9,663        9/1/02
Sunrise, FL                    1,135            7.48              8,095        5/1/08




                        Underlying                    Monthly Payment
                          Debt at       Interest     Provisions (Actual   Maturity
      Location           12/31/00       Rate (%)          Dollars)        Date (2)
=====================  ============= =============== ================== =============
Jacksonville, FL               1,803            7.87             13,335        5/1/08
Orange Park, FL                1,271            7.39              8,992        4/1/08
Boca Raton, FL                 1,764            7.39             12,450        7/1/08
West Palm Beach, FL              864            7.51              6,159        9/1/08
Jacksonville, FL               3,889            8.00             28,984       10/1/08
Ft. Lauderdale, FL             2,347            7.00             15,967      11/11/08
Davie, FL                      3,166            7.58             22,684       11/1/08
Miami, FL                      2,000            10.6                (3)       12/1/02
Columbus, NE                   1,203           12.00             17,201        9/1/10
                                  56            9.50                697        7/1/11
Zanesville, OH                 1,720            8.16             13,693        6/1/09
                             -------
Total                       $ 30,119
                            ========
---------------------  ------------- --------------- ------------------ -------------

      (1) Principal and interest are paid semi annually in accordance with the bond documents.

       (2)  Certain   mortgages  and  notes  contain   various  terms  regarding
prepayment penalties.

       (3) Monthly payments of approximately $19,100 in year 2001 and 2002 dependant on a floating interest rate of bank prime plus one percent.

The Company estimates the fair value of its long term fixed rate Mortgage Loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 2000, the fair value of the Mortgage Loans was estimated to be $29,731,468 compared to a carrying value amount of $30,118,735.

The following schedule represents a reconciliation of the mortgages and notes payable for the years ended December 31, 2000 and 1999:



                                           2000                1999
=================================== =================== ===================
Balance at January 1st                     $ 38,199,191      $   47,977,129
Principal repayments                        (8,080,456)        (13,527,938)
Proceeds from loans                                   0           3,750,000
                                     ------------------       -------------
Balance at December 31st                   $ 30,118,735      $ 38,199,191
                                           ============      ==============
----------------------------------- ------------------- -------------------

9.     Capital Stock

Common and Preferred Stock

The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock at December 31, 2000 and 1999 and 1,000,000 shares of Series A Preferred Stock at December 31, 2000 and 1999.

The shares of Common Stock are entitled to one vote per share. The Series A Preferred Stock has
                                                       F-18
limited voting rights. The Series A Preferred Stock has a $10.00 liquidation preference and has a preferential right to receive a quarterly dividend of $0.195 per share before dividends can be paid on the Common Stock.

At the close of business on March 5, 1999, Milestone canceled and retired 2,983,284 shares of its Series A Preferred Stock, representing greater than 99% of the then outstanding shares of Series A Preferred Stock, pursuant to the terms of a court approved settlement of a purported class action and derivative lawsuit brought against Milestone, certain of its past and present members of its Board of Directors and executive officers, and Concord. See Note 14, Legal Proceedings.

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

After September 30, 1995, holders of the Series A Preferred Stock having a liquidation preference of $10.00 per share, were no longer entitled to receive dividends on a cumulative basis. Pursuant to the Certificate of Designations of the Series A Preferred Stock, after such date, no cash dividend may be paid on the Common Stock unless full dividends of $0.195 per share on all outstanding shares of Series A Preferred Stock for the then current quarterly dividend period are declared and either paid or sufficient sums for the payment thereof are set apart. As a result of Milestone's Board of Directors' determination not to declare a dividend for the quarter ended June 30, 1997, which was the sixth consecutive quarter for which no dividend was declared, the number of persons entitled to serve as directors on Milestone's Board of Directors was increased by one, and the holders of the Series A Preferred Stock, who, at that date, only elected one member of the Board of Directors, were entitled to elect a second member of the Board of Directors to fill such newly created directorship. At the annual meeting in May 1999, the holders of the Series A Preferred Stock elected Harvey Shore to fill such position. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant.

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock for the years ended December 31, 2000 and 1999. The last dividend declared by the Company was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock.

Stock Options

In May 1994, the Common Stockholders approved the adoption of the 1993 Employee Stock Option Plan (the "Employee Stock Option Plan"). The total number of shares of Common Stock which may be issued pursuant to the exercise of options granted under the Employee Stock Option Plan is 300,000. In June 1997, the Compensation Committee granted 300,000 options exercisable for 300,000 shares of Common Stock at a per option exercise price of $0.50. During June 1999, the Company repurchased 222,200 options from certain executives of the Company for approximately $650,000, representing the excess of the current market price of the Common Stock over the exercise price of the options. The $650,000 payment to repurchase the options was expensed directly as compensation expense in the quarter in which such options were repurchased. In addition, certain vested options were repurchased for about $49,000 in February 2001 after the resignation of an officer in December 2000. Options granted under the Employee Stock Option Plan expire on the tenth anniversary of the date of their grant, or upon termination for cause of the grantee's employment with the Company.

In May 1994, the Common Stockholders also approved the adoption of the 1993 Non-Employee Director Stock Option Plan (the "Non-Employee Director Stock Option Plan"). Options granted under such plan expire on the tenth anniversary of the date of their grant, or upon the grantee's removal or resignation from the Board of Directors. The exercise price for each option granted under the Non-Employee Director Stock Option Plan is determined by averaging the high and low trading prices of the Common Stock on the date of the option grant. Under the Non-Employee Director Stock Option Plan, the Company granted 2,500 options to each non-employee director in each of 1993 (upon adoption of the plan), 1994, 1995, 1996 and 1997, at a per option exercise price of $4.75, $4.375, $1.375,
$1.6875 and $0.50, respectively. During 1999, Milestone's Board of Directors approved the cancellation of the options to purchase 12,500 shares of Common Stock held by each Non-Employee Director. The cancellation of the 12,500 options coincided with Milestone's Board of Directors approval of the granting of 12,500 shares of Common Stock to each of the Non- Employee Directors pursuant to the Company's 1999 Stock Incentive Plan. The 12,500 shares of Common Stock issued to each Non-Employee Director were issued from the Company's Treasury Stock.

SFAS No. 123, "Accounting for Stock Based Compensation", requires expanded disclosure of stock based compensation arrangements with employees, and encourages, but does not require compensation cost be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company uses APB 25 for its stock based compensation awards. Accordingly, no compensation costs related to employee stock option awards have been recognized in the consolidated financial statements of the Company.

No options were exercised and no additional options were granted during the years ended December 31, 2000 and 1999. During 2000, zero options were canceled, so as of December 31, 2000, 54,000 options remain outstanding. The pro forma disclosure provisions of SFAS No. 123 for the year ended December 31, 2000, 1999 and 1998 are as follows:


                                                        2000                  1999                  1998
============================ ================= ======================  ==================  ======================
Net Income (loss)            As Reported                    $ 541,051         $ 2,123,119           $ (8,431,112)
                             Pro Forma                      $ 501,646         $ 2,092,403           $ (8,460,946)
Income (loss) per            As Reported                 $       0.13      $         0.50       $          (1.99)
Common Share, basic          Pro Forma                   $       0.12      $         0.49       $          (1.93)
Income (loss) per            As Reported                 $       0.12      $         0.43
Common Share, diluted        Pro Forma                   $       0.12      $         0.42
---------------------------- ----------------- ----------------------  ------------------  ----------------------

For the purposes of providing pro forma disclosures, the fair value of options granted in 1997 were estimated using the Black Scholes options pricing model with the following weighted average assumption; (i) a risk free interest rate of 5.75%, (ii) an expected life of six years, (iii) volatility of 58.8% and (iv) no dividends. The estimated fair value compensation cost of the related options was amortized to expense over the options' vesting period.

Certain information relating to the options under the Employee Stock Option Plan and the Non- Employee Director Stock Option Plan during the years ended December 31, 2000, 1999 and 1998 are as follows:


                                              2000                             1999                            1998
                                    ===========================  ================================ ==============================
                                     Number        Weighted         Number          Weighted          Number        Weighted
                                       of           Average           of            Average             of           Average
                                    Options        Exercise         Options      Exercise Price      Options        Exercise
                                                     Price                                                            Price
=============================================== ===============  ============= ================== ============== ===============
Outstanding at January 1st               54,000       $    0.50        313,700           $   0.74        313,700        $   0.74
Granted                                       0             n/a              0                n/a              0             n/a
Exercised                                     0             n/a              0                n/a              0             n/a
Repurchased                                   0             n/a      (222,200)                n/a              0             n/a
Canceled                                      0             n/a       (37,500)                n/a              0             n/a
Forfeited                                     0             n/a               0               n/a              0             n/a
                                    -----------                  --------------                     ------------
Outstanding at December 31st             54,000       $    0.50         54,000          $    0.50        313,700        $   0.74
                                       ========                     ==========                           =======
Options exercised at December 31st            0                              0                                 0
----------------------------------------------- ---------------  ------------- ------------------ -------------- ---------------

All granted options are currently exercisable and carry the same weighted average exercise price.

10.    Income Taxes

The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                       2000              1999              1998
=============================================== ================== ================= ================
Current Tax:
-----------
Federal                                                      $   0     $ (2,822,856)            $   0
State and Other                                             64,378           109,740          188,768
                                                       -----------      ------------       ----------
Total Current Tax                                           64,378       (2,713,116)          188,768
Deferred Tax:
------------
Federal                                                    355,867           595,765          904,645
State and Other                                             40,355           105,135          159,643
                                                       -----------      ------------       ----------
Total Deferred Tax                                         396,222           700,900        1,064,288
                                                        ----------        ----------        ---------
Total provision (benefit) for income taxes               $ 460,600     $ (2,012,216)      $ 1,253,056
                                                         =========     =============      ===========
----------------------------------------------- ------------------ ----------------- ----------------

Temporary differences between the amount reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes. There was an increase in the valuation allowance for deferred tax assets of
$2,361,651  and $  4,953,862  for the years  ended  December  31, 2000 and 1998, respectively; there was no change in the allowance in 1999. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income in the future. Although such realization is not assured, the Company believes that it is more likely than not that the deferred tax asset not allowanced will be recognized. Should estimates of future taxable income be reduced the deferred tax asset valuation allowance would be adjusted accordingly. The Company has a federal tax net operating loss ("NOL") carry forward of approximately $18,750,000 at December 31, 2000, and this amount includes an adjustment, which results in a book adjustment to the NOL deferred tax asset and the related allowance of $2,361,651 in 2000. The tax NOLs expire at various dates through 2020. Deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 are as follows:


                                                                       2000             1999             1998
===============================================================  ================ ================ =================
Deferred Tax Assets:
-------------------
Acquisition Costs                                                   $     193,100     $    329,492       $   880,345
Principal amortization and allowance on Wraparound Notes                2,610,500        3,759,550         2,789,768
Net Operating Loss Carryforward                                         7,500,600        4,369,331         4,953,862
Other                                                                           0            5,468          613,697
                                                                 ----------------     ------------          -------
Gross Deferred Tax Assets                                              10,304,200        8,463,841         9,237,672
Less: Valuation Allowance                                             (8,330,512)      (5,968,862)       (5,968,862)
                                                                      -----------       ---------        ----------
Deferred Tax Asset, net of valuation allowance                         1,973,688         2,494,979        3,268,810
                                                                     ------------        ---------        ---------


Deferred Tax Liability:
----------------------
Accelerated depreciation                                                   90,600         201,812            274,740
                                                                     ------------       ----------       -----------
Gross deferred tax liabilities                                             90,600          201,812           274,740
                                                                     ------------        ---------       -----------
Net deferred tax asset                                              $  1,883,088      $ 2,293,167        $ 2,994,070
                                                                      ===========       ==========        ==========
---------------------------------------------------------------  ---------------- ---------------- -----------------

The provision (benefit) for income tax differs from the amount obtained by applying the statutory federal income tax rate to pre-tax losses for the following reasons:


                                                                            2000            1999          1998
====================================================================== ===============  =============  ===========
Statutory rate (benefit) on pre-tax income (loss)                                35.0%        (35.0)%      (35.0)%
Increase (decrease) in taxes:
From State and other taxes, net of Federal tax benefit                            10.2           15.7          2.4
Change in NOL, net of valuation allowance                                            0          141.8         35.0
Basis difference on asset dispositions                                               0           34.6         14.0
Reversal of prior year provision                                                     0        (512.1)          0.0
Permanent differences and other                                                    2.0          (8.8)         1.1
                                                                              --------      ---------      ------
Total                                                                           47.2%        (363.8)%      17.5%
                                                                              ========       ========      =======
---------------------------------------------------------------------- ---------------  -------------  -----------

During 1999, certain wraparound notes held by the Company on properties sold during the year were satisfied. The realization of the deferred tax assets relating to the wraparound notes was recorded as a non-cash tax adjustment. Also in 1999, the Company reversed income taxes payable of $2,800,000 which the Company no longer believed was a necessary liability. The reversal of these accruals reduced the 1999 income tax provision, but did not affect cash or liquidity.

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

Cash and cash equivalents, accounts and loan receivables and accounts payable and accrued expenses are reflected in the consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short term nature. The Company estimates the fair value of its long term fixed rate mortgage loans generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At December 31, 2000 and 1999, the aggregate carrying value of the notes and mortgages payable as compared to the aggregate fair value of such instruments was not significantly different.

The fair value of the Wraparound Notes has been estimated by management based on the estimated fair value of the Underlying Properties. At December 31, 2000 and 1999, the fair value of the Wraparound Notes was estimated to be $15,062,104 and $28,351,790, compared to a carrying value amount of $10,486,554 and $18,641,853, respectively. The legal value of the wraparound notes at December 31, 2000 and 1999 was $20,639,885 and $35,454,708, respectively. There were 9 and 16
Underlying Properties on December 31, 2000 and 1999, respectively.

The fair value estimates presented herein are based on information available as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, a comprehensive re-evaluation of all of the Properties has not been performed for purposes of these financial statement disclosures.

12.    Related Party Transactions

The Company is party to a management agreement (the "Management Agreement") with Concord pursuant to which the Company provides management services, assists in the management of Concord properties, provides certain personnel and office space and general office services to Concord which the Company receives reimbursements from Concord. The Management Agreement is renewable annually. For the years ended December 31, 2000, 1999 and 1998 reimbursed expenses to the Company were $19,530, $54,547 and $215,684, respectively.

As of December 31, 2000 and 1999, the Company had recorded receivables from Concord of $527,485 and $520,669, respectively. Such receivables consist of management fees due to the Company and expenses for general office services as well as salary reimbursements.

Concord is wholly owned by Leonard S. Mandor and Robert A. Mandor, both of whom are executive officers and directors of Concord and the Company. Concord and its subsidiaries own a majority of the outstanding common stock of the Company. Therefore, both may be deemed to beneficially own more than a majority of the voting stock of the Company.

The Company sublet a portion of its leased office space and shares certain overhead expenses with Tristone Partners, Inc. ("Tristone"). Leonard S. Mandor and Robert A. Mandor, are majority owners of Tristone. At December 31, 2000 and 1999, the Company had recorded receivables from Tristone of $109,363 and $103,018, respectively.

In addition, the Company received property management fees of $128,250, $128,904 and $132,388 during 2000, 1999 and 1998, respectively, from a partnership whose general partner is an affiliate of the Company.

13.    Commitments and Contingent Liabilities

The  Company's  office  facility  in  Boca  Raton,   Florida  is  subject  to  a
noncancellable five year operating lease agreement commencing January 1, 1998 and expiring December 31, 2002. Aggregate annual rental payments for the year ended December 31, 2000, 1999 and 1998 for the Company were $207,253, $183,479 and $176,374, respectively. Future minimum annual payments under the noncancellable operating lease agreement, as of December 31, 2000, are as follows:


Year Ending December 31st:
=====================================
       2001                   198,421
       2002                   206,358
                              -------
      Total                 $ 404,779
                            =========
------------------  -----------------

The Company has accrued performance related bonuses to certain executive officers in the amount of $0 and $1,187,038 for the years ended December 31, 2000 and 1999, respectively.

As of December 31, 2000 and 1999,  the Company has  $1,501,692  and  $1,614,156,
respectively, accrued for settlement fees relating to a class action and derivative lawsuit brought against the Company. Such settlement required, among other things, the payment of $3.00 in cash in exchange for each eligible share of Series A Preferred Stock required to be surrendered as of the close of business on March 5, 1999. See note 14. Legal Proceedings for additional information regarding the class action and derivative lawsuit.

Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell or rent a property, or to borrow using a property as collateral may be adversely affected by the presence of these substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company, has not incurred any costs of removal or remediation of such hazardous or toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of environmental conditions at any of the properties that it owns or in which it has an investment which would have a material adverse impact on the Company.

14.     Legal Proceedings

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

Claims and Litigation

From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At December 31, 2000, management believes that any such outstanding issues other than the Winston Actions will be resolved without significantly impairing the financial condition of the Company.

15.      Consolidated Quarterly Summary of Operations (unaudited)

The following is a summary of financial information with respect to the Company's operations for the four fiscal quarters during fiscal year 2000 and 1999:


                                                        Fourth                Third            Second            First
                                2000                   Quarter               Quarter          Quarter           Quarter
================================================= ================= ===  ===============  ================  ===============
Total revenues                                          $ 2,137,711          $ 2,491,822       $ 2,643,168      $ 6,012,870
Total expenses                                          3,280,417             2,761,523         2,751,535        3,516,219
                                                       ------------          -----------     -------------     -----------
(Loss) income before income taxes and
minority interest                                       (1,142,706)            (269,701)         (108,367)        2,496,651
Benefit (provision) for income taxes                     (555,103)               49,202            17,406          949,095
                                                       ------------          -----------   ---------------    ------------
Net  income (loss) before minority interest               (587,603)            (318,903)         (125,773)        1,547,556
Minority interest in net loss of consolidated
subsidiary                                                  5,745                 1,969            1,364            16,696
                                                   ----------------       --------------   ---------------      ----------
Net income (loss)                                        (581,858)             (316,934)         (124,409)       1,564,252
                                                      =============         ============     =============       =========
Net income (loss) per common share, basic                    (.14)               (0.07)               (.03)            .37
                                                  =================      ===============  ================= ==============
Net income (loss) per common share, diluted                  (.14)               (0.07)               (.03)            .36
                                                  =================      ===============  ================= ===============
-------------------------------------------------                                                           ---------------

                                                        Fourth                Third            Second            First
                                1999                   Quarter               Quarter          Quarter           Quarter
================================================= ================= ===  ===============  ================  ===============
Total revenues                                          $ 5,600,512          $ 4,943,530       $ 5,017,243      $ 4,071,004
Total expenses                                          6,374,924             4,650,885         4,569,362        4,590,177
                                                        -----------           ----------        ----------       ---------
(Loss) income before income taxes and
minority interest                                         (774,412)              292,645           447,881        (519,173)
(Benefit) provision for income taxes                   (3,177,452)    a         964,986           486,366         (286,116)
                                                       ------------          -----------       -----------      -----------
Net  income (loss) before minority interest               2,403,040            (672,341)          (38,485)        (233,057)
Minority interest in net loss of consolidated
subsidiary                                                663,962                      0                0                 0
                                                     --------------      ----------------  ---------------  ---------------
Net income (loss)                                       3,067,002             ( 672,341)         ( 38,485)        (233,057)
                                                      =============         ============     =============     ============
Net income (loss) per common share, basic                      .72                 (.16)             (.01)            (.05)
                                                  ==================     ===============   ===============  ===============
Net income (loss) per common share, diluted                     .65                (.16)             (.01)            (.05)
                                                   ================      ===============   ===============  ===============
------------------------------------------------- ----------------- ---  ---------------  ----------------  ---------------

Note:    a   Includes approximately $2,800,000 of a reversal of a prior year accrual.  See Note 11 for a description of income taxes.


                                    MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                                                    SCHEDULE III
                                      Real Estate and Accumulated Depreciation
                                                 December 31, 2000


                                                                        Cost of                Accumulated    Date   Depreciation
           Location      Encumbrances      Land           Building  Improvements    Total     Depreciation  Acquired     Life
========================================  ===========  ============ ============ =========== ============= ========  ===========
Pine Oak Plaza,
Sunrise, FL                $   1,135,238  $   110,000   $   990,000   $   49,845  $1,149,845  $   (96,512)  9/24/97           50
Regency Walk,
Jacksonville, FL               1,803,203      215,000     1,935,000      215,922   2,365,922     (200,648)  4/01/98           50
Orange Park,
Orange Park, FL                1,270,786      150,000     1,350,000       15,830   1,515,830      (78,402)  4/17/98           50
Teeca Plaza,
Boca Raton, FL                 1,763,573      207,500     1,867,500      159,784   2,234,784     (177,225)  7/15/98           50
Country Grove Plaza,
W. Palm Beach, FL                864,015      110,000       990,000       15,981   1,115,981      (50,916)  9/11/98           50
Mandarin Central,
Jacksonville, FL               3,888,460      465,000     4,185,000      115,080   4,765,080     (217,587) 10/13/98           50
Pine Crest,
Ft. Lauderdale, FL             2,347,217      320,000     2,880,000       13,503   3,213,503     (135,002) 10/27/98           50
Lincoln Park,
Davie, FL                      3,166,205      384,000     3,456,000       35,866   3,875,866     (159,028) 11/10/98           50
Sunrise Shopping Center
Zanesville, OH                 1,719,554            0     2,530,219      368,498   2,898,717   (1,340,100) 10/23/95           50
Family Dollar Stores,
Blackstone, VA                         0            0       794,909        8,607     803,516     (658,391) 10/23/95        26.65
Land Parcel
Miami, FL                      2,000,000    3,511,669             0            0   3,511,669             0 12/29/99          n/a
----------------------------------------  -----------  ------------ ------------ ----------- ------------- --------  -----------
Totals                       $19,958,251  $ 5,473,169  $ 20,978,628    $ 998,916 $27,450,713 $ (3,113,811)
                             ===========  ===========  ============    ========= =========== =============
----------------------------------------  -----------  ------------ ------------ ----------- ------------- --------  -----------

                                    MILESTONE PROPERTIES, INC. AND SUBSIDIARIES

                                                    SCHEDULE III
                                      Real Estate and Accumulated Depreciation
                                                 December 31, 2000


Reconciliation of Property and Improvements:


                           2000              1999              1998
==================== ================= ================= =================
Beginning Balance         $ 27,194,053      $ 23,291,713       $25,546,306
Acquisitions                         0         3,511,669        18,515,000
Improvements                   256,660           390,671           351,585
Dispositions                         0                    0   (21,121,178)
                     ----------------- --------------------   ------------
Ending Balance            $ 27,450,713      $ 27,194,053      $23,291,713
                          ============      ============      ============
-------------------- ----------------- ----------------- -----------------


Reconciliation of Accumulated Depreciation:


                            2000              1999              1998
===================== ================= ================= =================
Beginning Balance           $ 2,480,526       $ 1,879,050       $ 6,065,951
Depreciation expense            633,285           601,476           492,686
Dispositions                           0                 0      (4,679,587)
                      ------------------------------------      -----------
Ending Balance              $ 3,113,811       $ 2,480,526       $1,879,050
                            ===========       ===========       ===========
--------------------- ----------------- ----------------- -----------------


At December 31, 2000, the tax basis of the Company's owned real estate was approximately $25,527,351.