Form 10-K/A
period 2000-12-31
MILESTONE PROPERTIES INC
filed 2001-04-30
CIK 858387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K/A
                                (Amendment No. 1)
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the fiscal year ended             December 31, 2000
                                   ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to _____________

                         Commission file number 1-10641
                                                -------

                           MILESTONE PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           65-0158204
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL          33432
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (561) 394 - 9533
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by any amendment to this Form 10-K. [X]

         The aggregate market value of the common equity of the Registrant held by non-affiliates, computed by reference to the average bid and asked price of a share of the Registrant's Common Stock on April 16, 2001 was approximately $4,245,013.

         As of the close of business on April 16, 2001, 4,288,542 shares of the Registrant's Common Stock were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

EXPLANATORY NOTE

         At the time we filed our Annual Report on Form 10-K for the year ended December 31, 2000, we intended to incorporate by reference our Proxy Statement for our 2001 Annual Meeting of Stockholders the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K, as permitted by General Instruction G of Form 10-K. Since we no longer expect to file with the Securities and Exchange Commission the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders within the time frame General Instruction G permits for incorporation by reference, the Part III information is being provided by the filing of this amendment.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the directors and executive officers of the company is set forth below:

         Leonard S. Mandor, age 54, has served as our Chairman of the Board and Chief Executive Officer since we began operations in December 1990. Mr. Mandor is also the Chairman of the Board and Chief Executive Officer of Concord Assets Group, Inc. ("Concord"), and has been associated with Concord since its inception in 1981.

         Robert A. Mandor, age 49, has served as our President, Chief Financial Officer and a director since we began operations in December 1990. Mr. Mandor is also the President, Chief Financial Officer and a director of Concord and has been associated with Concord since its inception in 1981.

         Geoffrey S. Aaronson, age 50, has been a director since December 1990. Mr. Aaronson is a shareholder at the law firm of Adorno & Zeder, P.A., in Miami, Florida. He has been with such firm since 1999. From 1982 until 1999, prior to joining Adorno & Zeder, P.A., Mr. Aaronson was a partner at the law firm of Schantz, Schatzman, Aaronson & Perlman, P.A. Mr. Aaronson's legal practice emphasizes corporate and business reorganizations.

         Harvey Jacobson, age 58, has been a director since 1990. Mr. Jacobson was the Chief Executive Officer of Glencraft Lingerie Corporation, a lingerie manufacturing company, from 1985 until his retirement from such position in 1999.

         Gregory McMahon, age 50, was elected as a director by the holders of the Series A Preferred Stock in 1991. Mr. McMahon is a Certified Public Accountant and has been a partner in the accounting firm of John McMahon & Sons for more than 17 years. Mr. McMahon specializes in taxation and real estate.

         Joseph P. Otto, age 47, has been a director since November 1996 and has served as our Vice President since we began operations in December 1990. Mr. Otto is also a Vice President of Concord and has been associated with Concord since 1984.

         Harvey Shore, age 46, was elected as a director by the holders of the Series A Preferred Stock in 1999. Mr. Shore had served as our Secretary and Senior Vice President from 1990 until his resignation in December 2000.

         Patrick S. Kirse, age 32, was appointed our Vice President of Accounting in September 1997 and as our Controller in October 1997. Mr. Kirse had served as a non-executive Vice President from February 1996 until September 1997, and has been associated with us since March 1995. From January 1992 until March 1995, Mr. Kirse, a Certified Public Accountant, was an accountant with Deloitte & Touche LLP.

         Leonard Mandor and Robert Mandor are brothers. There are no other family relationships among any of our other directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of our Common Stock and our Series A Preferred Stock. Based solely on our review of Section 16 Reports furnished to us and written representations from reporting persons, all Section 16(a) requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2000.

ITEM 11.       EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by us to our Chief Executive Officer and each of our four most highly compensated executive officers (together, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for each of our last three fiscal years.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                   LONG-TERM COMPENSATION

                                                                       -----------------------------------------
                                                                               AWARDS             PAYOUTS
                                                                       -----------------------------------------
                                                                OTHER                  SECURITIES
                                                                ANNUAL  RESTRICTED     UNDERLYING               ALL OTHER
                                                                COMPEN-   STOCK          OPTIONS/     LTI        COMPEN-
        NAME AND                       SALARY       BONUS       SATION    AWARD(S)        SARS      PAYOUTS      SATION
  PRINCIPAL POSITION      YEAR          ($)         ($)(1)       ($)       ($)            (#)         ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
LEONARD S. MANDOR
CHAIRMAN AND CHIEF        2000        480,000            -        -         -          -                 -         -
EXECUTIVE OFFICER         1999        446,698      519,500        -         -          -           326,356(3)      -
                          1998        425,427      191,442        -         -         111,100 (2)  334,730(4)      -
-----------------------------------------------------------------------------------------------------------------------------------
ROBERT A. MANDOR          2000        408,000            -        -         -          -                 -         -
PRESIDENT AND CHIEF       1999        400,195      525,000        -         -          -           326,356(3)      -
FINANCIAL OFFICER         1998        364,655      164,095        -         -          111,100(2)  334,730(4)      -
-----------------------------------------------------------------------------------------------------------------------------------
HARVEY SHORE
SENIOR VICE PRESIDENT     2000(5)     205,721            -        -         -          -                 -         -
AND SECRETARY             1999        171,535       53,156        -         -          -                 -         -
                          1998        151,264       47,379        -         -           28,000(2)        -         -
-----------------------------------------------------------------------------------------------------------------------------------
JOSEPH P. OTTO            2000        202,587       16,516        -         -          -                 -         -
VICE PRESIDENT            1999        192,938      114,827        -         -          -                 -         -
                          1998        183,750       62,295        -         -           26,000(2)        -         -
-----------------------------------------------------------------------------------------------------------------------------------
PATRICK S. KIRSE          2000        115,240            -        -         -          -                 -         -
VICE PRESIDENT AND        1999        105,000       31,500        -         -          -                 -         -
CONTROLLER                1998        100,000       30,000        -         -          -                 -         -
-----------------------------------------------------------------------------------------------------------------------------------

(1) These bonus amounts are accrued at the end of the respective fiscal year and paid in the following fiscal year, except for certain bonus amounts paid to Joseph Otto (see "Employment Arrangements and Compensation Plans", below).

(2) Includes both new grants of options to purchase shares of Common Stock pursuant to the Employee Plan and grants of options which were issued to such executive officer upon the cancellation of outstanding options to purchase shares of Common Stock.

(3) Represents the repurchase by the Company of fully vested options to purchase 111,100 shares of Common Stock held by each of Robert Mandor and Leonard Mandor at the quoted market price of the Common Stock of $3.438 per share, less the exercise price of $.50 per option.

(4) Amounts were accrued in 1997 based upon 9% of the cumulative adjusted pre-tax profits of Milestone Asset Management, Inc. ("MAMI"), a wholly owned subsidiary of ours, and were paid on January 6, 1998.

(5) Mr. Shore resigned as an officer of the Company effective December 6, 2000, and continues to receive compensation under the terms of his employment agreement.


                        OPTION GRANTS IN LAST FISCAL YEAR

         No stock options were granted to the Named Executive Officers during the year ended December 31, 2000. We may grant SAR's to the Named Executive Officers (as well as other individuals) under the Stock Incentive Plan approved by our stockholders at the 1999 Annual Meeting.

              AGGREGATED OPTIONS EXERCISED IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the value of unexercised stock options held by the Named Executive Officers at December 31, 2000. No options were exercised by any Named Executive Officer and we did not grant any SAR's during the year ended December 31, 2000.


                                                                                                        Value of Unexercised In-the-
                                                                          Number of Securities         Money Options at Fiscal Year-
                                                                         Underlying Unexercised                   End (1)
                                                                     Options at Fiscal Year-End (#)                ($)
                                                        Value
                              Shares Acquired on       Realized
           Name                  Exercise (#)            ($)           Exercisable/Unexercisable        Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Leonard S. Mandor                      0                  0                       0/0                               0/0
Robert A. Mandor                       0                  0                       0/0                               0/0
Harvey Shore                           0                  0                   28,000/0 (2)                       38,500/0
Joseph P. Otto                         0                  0                     26,000/0                         35,750/0
Patrick S. Kirse                       0                  0                       0/0                               0/0
-----------------------------------------------------------------------------------------------------------------------------------

(1) Based upon the last bid price for a share of the Common Stock of $1.87 as of the close of business on December 31, 2000, less the exercise price of each such option.

(2)
         In February 2001,we repurchased these Stock Options for $1.75 price per share (market price per share net of exercise price).

            LONG-TERM INCENTIVE PLANS-AWARDS IN THE LAST FISCAL YEAR

         No awards were granted to the Named Executive Officers under our Company's Long-Term Incentive Plan ("LTIP") during the year ended December 31, 2000.

                            COMPENSATION OF DIRECTORS

         Each of our directors who is not an employee receives an annual fee of $20,000 for serving as a director, and each member of the Compensation Committee ("Compensation Committee"), the Related Party Transactions Committee ("RPT Committee") and the Audit Committee ("Audit Committee") receives a fee of $600 for each committee meeting attended. All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses in connection with all meetings of the Board of Directors and committee meetings attended.

         Under our 1993 Non-Employee Director Stock Option Plan (the "Director Plan"), each director who is not an employee of ours is granted options to purchase 2,500 shares of Common Stock on the Director's first election to the Board of Directors and, thereafter through December 28, 2003, is granted options to purchase an additional 2,500 shares of Common Stock at the time of each meeting of the stockholders for his or her year of service as a director. Generally, one-half of each such grant of 2,500 options becomes exerciseable on the first anniversary of the date of the grant. During the year ended December 31, 2000, no stock options were granted under the Director Plan.

         Under the Stock Incentive Plan, approved by our stockholders at the 1999 Annual Meeting (the "Stock Incentive Plan"), each of our directors is eligible to receive awards from the Company of stock options, stock appreciation rights and/or shares of Common Stock, or any combination thereof, as determined by the Compensation Committee, in addition to grants made pursuant to the Director Plan. During the year ended December 31, 1999, the fully vested options to purchase 12,500 shares of Common Stock held by each of the non-employee Directors and the unvested options to purchase 2,500 shares of Common Stock held by each of the non-employee Directors were canceled, and in place thereof, each non-employee Director was granted 12,500 shares of Common Stock pursuant to the Stock Incentive Plan. During the year ended December 31, 2000, no Stock Options were granted under the Stock Incentive Plan.

                 EMPLOYMENT ARRANGEMENTS AND COMPENSATION PLANS

         Effective as of January 1, 1999, we entered into new employment agreements with each of Leonard Mandor, Robert Mandor, Harvey Shore, Joseph Otto and Patrick Kirse. Such agreements have an initial three year term which will be automatically extended for additional consecutive one year periods unless written notice is given by either party to the other no later than 60 days before the expiration of the term. Pursuant to such agreements, Leonard Mandor will continue to serve as our Chief Executive Officer, Robert Mandor will continue to serve as our President and Chief Financial Officer, Joseph Otto will continue to serve as one of our Vice Presidents and Patrick Kirse will continue to serve as one of our Vice Presidents. Under each such agreement, the executive is provided an annual base salary which is subject to annual adjustments at the discretion of our Board of Directors (or a committee thereof), but which may not be reduced to less than the base salary of such executive for the initial year of his agreement. Pursuant to their respective agreements, the initial base salary of each of the executive officers is as follows: Leonard Mandor - $446,698, Robert Mandor - $400,195, Harvey Shore - $171,535, Joseph Otto - $192,938 and Patrick Kirse - $105,000. Pursuant to their respective agreement, each executive officer may be given an annual bonus. Bonuses awarded to Messrs. Shore, Otto and Kirse, pursuant to each executive's agreement, are subject to the sole discretion of our Board of Directors and are in addition to any bonuses awarded to them under the Management Incentive Plan (the "Management Incentive Plan"), as adopted by our Compensation Committee on May 24, 1994, and bonuses payable to Leonard Mandor and Robert Mandor are to be paid in accordance with the guidelines set forth in the Management Incentive Plan and/or as otherwise determined by our Board of Directors in its discretion. Mr. Otto received discretionary bonuses of $56,945 in fiscal year 1999 and a discretionary bonus of $16,516 during the fiscal year 2000. The employment agreements also provide each executive officer with certain benefits, including a term life insurance policy generally providing for a benefit of no less than $200,000 and eligibility to participate in all benefit plans established by us (including, but not limited to, medical, bonus and stock option programs). Upon termination of an executive's employment without "cause" or in connection with, or as a result of, a "change of control" within three years of such "change in control," including the executive's voluntary termination of his employment with us within 60 days of a "change in control" if there is a material change in the executive's working condition or status, we would be obligated to pay to the executive a termination payment of up to three times the executive's annual salary then in effect, plus certain bonuses, and would be obligated to pay to the executive all fringe benefits accrued at the time of termination. For purposes of the employment agreement, "cause" includes certain misconduct by the executive, conviction of the executive of a felony and neglect of the executive's duties and "change of control" includes certain acquisitions of voting securities giving a person 20% or more of the combined voting power of the Company, certain changes in the composition of our Board of Directors, certain merges or other business combinations, cash tender or exchange offers, dispositions of assets or the liquidation or dissolution of the Company. On December 6, 2000, Harvey Shore's employment was terminated with us without "cause" and we are making payments to Mr. Shore in accordance with his employment agreement.

         Pursuant to the Management Incentive Plan, annual bonuses may be awarded to our executive officers pursuant to a formula based on (a) our adjusted pre-tax net profit for each year compared to an adjusted pre-tax net profit target that is established for that year by the Compensation Committee,
(b) the performance of the Common Stock and the Preferred Stock for that year and (c) for our executive officers other than the two most senior executive officers, Leonard Mandor and Robert Mandor, the achievement of certain individual performance objectives established each year by the Compensation Committee. Under the LTIP, a cash bonus was provided to each of Leonard Mandor and Robert Mandor of 9% of the adjusted pre-tax net profits of MAMI in 1997, 1998, 1999 and was extended to cover 2000. Based on the achievement of performance objectives, the Compensation Committee recommended the award of, and the Board of Directors approved and awarded to Leonard Mandor and Robert Mandor, bonuses for 1998 of $191,442 and $164,095, respectively, under the Management Incentive Plan. In addition, on January 6, 1998, each of Leonard Mandor and Robert Mandor were paid $334,730, representing bonuses accrued to them under the LTIP for 1997. On June 22, 1999, options to purchase 111,100 shares of Common Stock, issued to each of Robert Mandor and Leonard Mandor, were repurchased by us for the quoted market price of the Common Stock of $3.438 per share, less the exercisable price of $.50 per option.

In January 2000, pursuant to the Management Incentive Plan, Harvey Shore, Joseph Otto and Patrick Kirse were paid bonuses for 1999 of $53,156, $57,882 and $31,500, respectively.

         Based on the recommendation by the Compensation Committee and effective for the year 2000, the Board of Directors has by resolution approved an increase in the base salary and annual bonuses of Leonard Mandor and Robert Mandor. For the year 2001, Leonard Mandor's base salary is $480,000; and Robert Mandor's base salary is $408,000.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 2000, the Compensation Committee of the Board of Directors consisted of Messrs. Aaronson, Jacobson and McMahon. Mr. Aaronson is a shareholder at the law firm of Adorno & Zeder, P.A. ("A&Z"), which firm performed corporate and general legal services for us and our subsidiaries during the year ended December 31, 2000. We paid $50,555 to A&Z for services provided to us during the year ended December 31, 2000.

         Mr. McMahon is a partner in the certified public accounting firm of John McMahon & Sons ("M&S"), which firm performed accounting, tax and other general business advisory services for us and our subsidiaries during the year ended December 31, 2000 and which firm derives a substantial portion of its revenues from the services it provides to us, our subsidiaries and affiliates. We paid $57,300 to M&S for services provided to us during the year ended December 31, 2000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee is responsible for recommending to our Board of Directors the overall direction for our executive compensation strategy and for the ongoing monitoring of the strategy's implementation. In addition to recommending and reviewing the compensation of our executive officers, it is the responsibility of the Compensation Committee to recommend new incentive compensation plans and to implement changes and improvements to existing compensation plans, all subject to the approval of our Board of Directors. The Compensation Committee makes its compensation determinations based upon input from our management and other directors, its own analysis of such information as well of information it compiles on its own, and the business experience of the Compensation Committee's members.

OVERALL POLICY

         The Compensation Committee believes that our executive officers constitute a highly qualified and motivated management team. The Compensation Committee further believes that the stability of the management team, as well as our ability to continue to motivate management and retain highly qualified executives, will be a contributing factor to our growth and success. The major elements of our executive compensation program are fixed compensation in the form of base salary and variable compensation in the form of annual cash incentive bonuses and stock options. Executive officers are also entitled to customary benefits usually available to all of our employees, including health care and life insurance.

FEDERAL INCOME TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of compensation a publicly held corporation may deduct as a business expense for federal income tax purposes. The limit, which applies to a company's chief executive officer and the four other most highly compensated executive officers, is $1 million (the "Deductibility Limit"), subject to certain exceptions. The exceptions include the general exclusion of performance-based compensation from the calculation of an executive officer's compensation for purposes of determining whether his or her compensation exceeds the Deductibility Limit. The Compensation Committee has determined that compensation payable to the executive officers should generally meet the conditions required for full deductibility under Section 162(m) of the Code. While we do not expect to pay our executive officers compensation in excess of the Deductibility Limit, the Compensation Committee also recognizes that in certain instances it may be in our best interest to provide compensation that is not fully deductible.

BASE SALARY

         Each of our executive officers have employment agreements with us which were operative during the year ended December 31, 2000. Each such agreement set an initial base salary for the executive with whom the agreement was entered into and provided for discretionary annual increases of base salary. The Compensation Committee considers various factors in its annual review of the base salaries of all executives including the executive's level of responsibility, tenure with the Company, prior year's total compensation, effectiveness of management and other subjective factors. The Compensation Committee then makes recommendations to the full Board of Directors regarding any increases in the base salaries of the executive officers. The full Board of Directors then discusses and reviews such recommendations and makes such adjustments to the executives' base salaries as it deems appropriate. Effective January 1, 1999, we entered into new three year employment agreements with each of our executive officers. See "EXECUTIVE COMPENSATION Employment Arrangements and Compensation Plans." Pursuant to such new agreements, the base salary of each executive officer may be increased annually under the same procedures described above in connection with the previous employment agreements. Such salary adjustments are based on annual evaluations of the performance of the Company and each executive officer, and take into account any new responsibilities of the executive. Pursuant to a resolution, the Board of Directors has modified the annual salary and bonus compensation of Leonard Mandor and Robert Mandor effective for the year 2000.

ANNUAL INCENTIVES

         Discretionary cash bonuses may be granted to each of our executive officers pursuant to their respective employment agreements. In addition, pursuant to the Management Incentive Plan, cash bonuses may be payable annually to each of Leonard Mandor, Robert Mandor, Harvey Shore, Joseph Otto and Patrick Kirse based upon certain criteria. Pursuant to the Management Incentive Plan, our Chief Executive Officer and President may receive bonuses based upon our adjusted pre-tax net profit and the performance of the Common Stock and the Series A Preferred Stock while other executive officers may receive bonuses based upon our adjusted pre-tax net profit, the performance of the Common Stock and the Series A Preferred Stock, and the achievement of certain individual performance objectives.

LONG TERM INCENTIVES

         Under our LTIP, Leonard Mandor and Robert Mandor were and are entitled to cash payments based upon 9% of the adjusted pre-tax profit of MAMI for 1997, 1998, 1999 and 2000.

         Stock Options, SARs and Stock Awards. Under our 1993 Employee Stock Option Plan, options to purchase shares of Common Stock have been granted to our executive officers. Such grants will continue under the Stock Incentive Plan, as approved by our stockholders at the 1999 Annual Meeting of Stockholders. Under our Stock Incentive Plan, we are able to award to our executives SARs and shares of Common Stock, and any combination thereof. The grant of stock options, SARs and stock awards to our executive officers is intended to align the executive officers' long-range interests with those of our stockholders by providing the executive officers with the opportunity to build a meaningful stake in the Company and create stockholder value as reflected in growth of the market price of the Common Stock.

EXECUTIVE OFFICERS COMPENSATION

         The Compensation Committee of our Board of Directors is comprised of Geoffrey Aaronson, Harvey Jacobson and Gregory McMahon. The compensation paid to our Chief Executive Officer, Leonard Mandor, in fiscal 2000 consisted of base salary and bonus and was established pursuant to his employment agreement with us as well as his participation in the Management Incentive Plan and the LTIP. Based on a recommendation by the Compensation Committee and effective for the year 2000, the Board of Directors has by resolution approved an increase in the base salary and annual bonuses of Leonard Mandor. Leonard Mandor received an annual base salary of $480,000 and received bonus compensation in the amount of $519,500 in fiscal year 2000. For the year 2001, Leonard Mandor's base salary is $480,000. The terms of the employment agreement that was operative for 2000, as well as those of the employment agreement which will be operative for 2001, are described in detail under the section "EXECUTIVE COMPENSATION - Employment Arrangements and Compensation Plans" of this Schedule 10K/A. In addition, under the LTIP, Mr. Mandor was entitled to a cash bonus based upon 9% of the adjusted pre-tax net profit of MAMI. While Mr. Mandor did not accrue any bonus under the LTIP for the year ended December 31, 1999, he received a payout of $326,356 under the LTIP on June 20, 1999 relating to our repurchase of fully vested options to purchase 111,100 shares of stock.

                                PERFORMANCE GRAPH

         The following performance graph compares the yearly percentage change for the five fiscal years ended December 31, 2000 in the cumulative total stockholder return on the Common Stock with the cumulative total return on the S&P 500 Composite Index and in a self-determined peer group. The companies included in the self-determined peer group are Acadia Realty Trust, Saul Centers Inc., Burnham Pacific Properties, Bradley Real Estate, Inc., Centertrust Retail Properties, Developers Diversified Realty, Federal Realty Investment Trust, IRT Property Co., JDN Realty Corp., Kimco Realty Corp., Konover Property Trust, New Plan Excel Realty Trust, Regency Realty Corp., Western Investment Real Estate Trust and Weingarten Realty. The performance shown is not necessarily indicative of future performance.

         Effective as of the opening of the trading session on September 11, 1998, the Common Stock and the Series A Preferred Stock were delisted from the New York Stock Exchange. Since about July 6, 1998, a market has been made for shares of the Common Stock and the Series A Preferred Stock on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board").

               Milestone    Peer Group    S&P 500
12/31/95         100.00       100.00       100.00
12/31/96          50.00       120.15       120.26
12/31/97          45.45       130.19       157.56
12/31/98          59.10       119.94       199.57
12/31/99         200.65       106.53       238.54
12/31/00         136.81       105.90       214.36


VALUE OF $100 INVESTED AFTER FIVE YEARS (1) :
         Milestone Properties, Inc., Common Stock                  $136.81
         S&P 500 Composite Index                                   $214.36
         Peer Group Index                                          $105.90


(1) Assumes the investment of $100 on December 31, 1995 in the Common Stock, the S&P 500 Composite Index and the self-determined peer group index and assumes the reinvestment of dividends except as set forth in this footnote.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of our securities as of the close of business on April 16, 2001 by (i) each person known by us to beneficially own more than 5% of any class of our voting securities, (ii) each of our directors; (iii) our Chief Executive Officer and each of our four most highly compensated executive officers who beneficially owns shares of Common Stock or Series A Preferred Stock and (iv) all of our directors, nominees for director and executive officers as a group. The information in the table reflects the current conversion ratio for the Series A Preferred Stock (which is convertible at any time, for no consideration, into Common Stock) of 0.91 shares of Series A Preferred Stock to be surrendered for each share of Common Stock to be received upon conversion. The information in the table also gives effect for our cancellation, as of the close of business on March 5, 1999 of 2,983,284 shares of Series A Preferred Stock in connection with the settlement of a purported class action and derivative lawsuit (the "Winston Actions") brought by a holder of the Series A Preferred Stock on his own behalf, purportedly on behalf of all holders of the Series A Preferred Stock and derivatively on our behalf against the Company, certain past and present members of our Board of Directors and executive officers, and Concord Assets Group, Inc. ("Concord").

         Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned by such person. The Common Stock is our only voting security, except that holders of the Series A Preferred Stock currently have the right to elect two of our Class III directors. A person is deemed to beneficially own a security if he or she has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

Name of Beneficial          Common Stock           Percent of Class (1)       Preferred Stock        Percent of Class
Owner                       Number of Shares                                  Number of Shares
-----------------------------------------------------------------------------------------------------------------------------
Robert A. Mandor (2)          2,955,466 (3)              68.84%                    4,348  (4)            26.48%
Leonard S. Mandor (2)         2,952,845 (5)              68.81%                    2,500 (6)             15.22%
Concord Assets Group,         2,903,845 (7)              67.67%                    2,500                 15.22%
Inc.  (2)
Castle Plaza, Inc. (2)        2,260,564                  52.71%                      -                      -
Concord Milestone,              274,910 (8)               6.41%                      -                      -
Incorporated  (2)
Concord Fund                    274,910 (9)               6.41%                      -                      -
Incorporated (2)
Mill Neck Assoc. (2)             49,000                   1.14%                      -                      -
George J. D'Angelo              229,000 (10)              5.34%                      -                      -
GJD Partners                     27,000 (10)                *                        -                      -
Value Equity Advisors            36,022 (10)                *                        -                      -
Loeb Arbitrage Fund             379,659 (11)              8.85%                      -                      -
Loeb Partners Corp               48,245 (11)              1.12%                      -                      -
Joseph P. Otto                   26,463 (13)                *                     326 (14)                1.99%
Gregory McMahon                  12,610 (15)                *                       100
Geoffrey S. Aaronson             12,500 (16)                *                        -                      -
Harvey Shore                      1,180 (12)                *                        -                      -
All directors, nominees
for director
and executive officers
as a group
(6 persons) (17) (18)         3,008,219                  70.06%                   4,810                  29.29%
-----------------------------------------------------------------------------------------------------------------------------
*        Less than 1%

(1) The percentage is based on 4,288,542 shares of Common Stock plus any increase due to the conversion of Series A Preferred Stock, if applicable (shares outstanding on April 16, 2001 net of Treasury Shares).

(2) The address of each of the indicated stockholders is c/o Milestone Properties, Inc., 150 East Palmetto Park Road, Suite 400, Boca Raton, Florida 33432.

(3) Includes (a) 2,031 shares of Common Stock issuable upon the conversion of 1,848 shares of Series A Preferred Stock; (b) 590 shares of Common Stock owned directly; (c) 2,903,845 shares of Common Stock beneficially owned by Concord (see footnote (7)) and (d) 49,000 shares of Common Stock owned by Mill Neck Associates. Mill Neck Associates is a general partnership in which Leonard Mandor and Robert Mandor each own a 50% general partnership interest. Therefore, each of them has the power to vote and dispose of the 49,000 shares and, as a result of such power, are each deemed to own beneficially all of such 49,000 shares. Robert Mandor is an officer, director and stockholder of Concord and, therefore, may be deemed to be a beneficial owner of the shares of Common Stock beneficially owned by Concord. Robert Mandor disclaims beneficial ownership of the shares of Common Stock beneficially owned by Concord pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by virtue of the ownership by

         Leonard Mandor of more than a majority of the outstanding capital stock of Concord, thereby giving Leonard Mandor the ultimate power to control the voting and disposition of the shares of Common Stock beneficially owned by Concord.

(4) Includes (a) 1,521 shares of Series A Preferred Stock held in the name of American Century Co., as custodian for Robert Mandor's individual retirement account, (b) 218 shares of Series A Preferred Stock held in the name of Resources Trust Corp., as custodian for Robert Mandor's individual retirement account, (c) 109 shares of Series A Preferred Stock held in the name of Resources Trust Corp., as custodian for Elizabeth Mandor's individual retirement account, and (d) 2,500 shares of Series A Preferred Stock owned by Concord. Elizabeth Mandor is Robert Mandor's wife.

(5) Includes (a) 2,903,845 shares of Common Stock beneficially owned by Concord (see footnote (7)); and (b) 49,000 shares of Common Stock owned by Mill Neck Associates (see footnote (3)).

(6) Represents 2,500 shares of Series A Preferred Stock owned by Concord Assets Group, Inc.

(7) Includes (a) 274,910 shares of Common Stock held in the name of Concord Associates and beneficially owned by Concord Milestone Incorporated ("CMI"), a wholly owned subsidiary of Concord (see footnote (8)); (b) 81,534 shares of Common Stock owned by Concord Milestone Partners, L.P., whose general partner, Concord Milestone Income II, Inc., is a wholly owned subsidiary of Concord; (c) 2,747 shares of Common Stock which Concord has the right to acquire upon conversion of 2,500 shares of the Series A Preferred Stock directly owned by Concord; (d) 2,260,564 shares of Common Stock owned by Castle Plaza, Inc., a wholly owned subsidiary of Concord; (e) 163,291 shares of Common Stock owned by Mountain View Mall, Inc., a wholly owned subsidiary of Concord; and (f) 120,799 shares of Common Stock owned by Concord Income Realty Partners VI, L.P., a limited partnership, the sole general partner and sole limited partner of which are wholly owned subsidiaries of Concord.

(8) Consists of the 274,910 shares of Common Stock beneficially owned by Concord Fund Incorporated ("CFI"). CFI is a wholly owned subsidiary of CMI.

(9) Owned as successor to Concord Associates, the registered owner of such shares.

(10) Based on information contained in a Schedule 13D, as amended and filed with the SEC on March 13, 2001 by George J. D'Angelo. Mr. George D'Angelo's address is 14502 West Dale Mabry, Suite 305, Tampa, Florida 33618. On March 13, 2001, an amendment to Mr. D'Angelo's Schedule 13D was filed by George J. D'Angelo, Loeb Partners Corporation, Loeb Arbitrage Fund, GJD Partners, L.P. and Value Equity Advisors, Inc. announced the formation of a "group", as that term is used in Section 13(d)(3) of the Exchange Act on March 13, 2001.

(11) Based on information reported in a Schedule 13D, as amended and filed with the Commission on March 13, 2001 by Vicki Z. Hollerman, c/o Loeb Partners Corporation, 61 Broadway, New York, NY 10006.

(12)     Includes 1,180 shares of Common Stock owned directly.

(13) Includes (a) 358 shares of Common Stock issuable upon conversion of 326 shares of Series A Preferred Stock, (b) 26,000 shares of Common Stock subject to currently exercisable options and (c) 105 shares of Common Stock owned directly.

(14) These shares are held in the name of Resources Trust Corp., as custodian for Joseph Otto's individual retirement account.

(15) Includes (a) 110 shares of Common Stock issuable upon conversion of 100 shares of Series A Preferred Stock and (b) 12,500 shares of Common Stock owned directly.

(16)     Consists of 12,500 shares of Common Stock owned directly.

(17) The shares of Common Stock beneficially owned by Concord (see footnote (7)), and Mill Neck Associates (see footnote (3)) may be deemed to be beneficially owned by both Leonard Mandor and Robert Mandor. Such shares, however, are only included once in the computation of shares beneficially owned by directors, nominees for director and executive officers as a group.

(18) Includes (a) 26,000 shares of Common Stock subject to currently exercisable options; and (b) 5,246 shares of Common Stock issuable upon the conversion of 4,774 shares of Series A Preferred Stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

         There are approximately 500,000 shares of our Series A Preferred Stock which have not claimed the $3.00 per share settlement for which we have recorded an accrued liability and restricted cash of $1,501,692 for the eventual payout of such settlement.

         We are a party to a management agreement (the "Management Agreement") with Concord pursuant to which we provide management services, assist in the management of Concord properties, provide certain personnel and office space and general office services to Concord for which we receive reimbursements from Concord. The Management Agreement is renewable annually. For the years ended December 31, 2000, 1999 and 1998 reimbursed expenses to the Company were $19,530, $54,547 and $215,684, respectively.

         As of December 31, 2000 and 1999, we had recorded receivables from Concord of $527,485 and $520,669, respectively. Such receivables consist of management fees due to the Company and expenses for general office services as well as salary reimbursements.

         Concord is wholly owned by Leonard Mandor and Robert Mandor, both of whom are executive officers and directors of Concord and the Company. Concord and its subsidiaries own a majority of our outstanding common stock. Therefore, both may be deemed to beneficially own more than a majority of our voting stock.

         We sublet a portion of our leased office space and shares certain overhead expenses with Tristone Partners, Inc. ("Tristone"). Leonard Mandor and Robert Mandor, are majority owners of Tristone. At December 31, 2000 and 1999, we had recorded receivables from Tristone of $109,363 and $103,018, respectively.

Milestone Properties Management, Inc. ("MPMI"), one of our wholly-owned subsidiaries, is a party to a property management agreement (the "Property Management Agreement") with Concord under which MPMI manages certain properties owned by Concord and its affiliates, including limited partnerships controlled by Concord or affiliates of Concord. Pursuant to the Property Management Agreement, MPMI received no termination fees and did not incur accelerated amortization in connection with the termination of management agreements for the year ended December 31, 1999, which would have resulted from the sale or foreclosure of properties owned by limited partnerships syndicated by Concord. As of December 31, 2000, MPMI performed property management and leasing services for 13 of Concord's shopping centers pursuant to property management agreements.

         Our current obligations as Master Lessee under nine leases on commercial real estate properties are guaranteed by Concord. We have no obligation to indemnify Concord with respect to such guarantees.

         See the section "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" , above, for a discussion of certain other relationships and related transactions between the Company and each of Geoffrey Aaronson and Gregory McMahon, directors of the Company.

RECENT DEVELOPMENTS

         For a discussion of certain recent developments involving the proposed merger of Concord (or an affiliate thereof) and the Company, see Part I. "Business" of Form 10-K for the year ended December 31, 2000.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MILESTONE PROPERTIES, INC.


                                         By:/s/ Robert S. Mandor
                                            -------------------------------
                                            Robert S. Mandor, President and
                                            Chief Financial Officer

                                         Date: April 27, 2001