Form 10-Q
period 2001-03-31
MILESTONE PROPERTIES INC
filed 2001-05-15
CIK 858387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     March 31, 2001
                                       -----------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT OF 1934.

         For the transition period from ________________ to ________________


                         Commission file number 1-10641
                                                -------


                           MILESTONE PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                             65-0158204
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


150 E. Palmetto Park Rd. 4th Floor, Boca Raton, FL                   33432
--------------------------------------------------                ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (561) 394 - 9533
                                                             -------------------


--------------------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]


         As of May 11, 2001, 4,288,542 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding and 16,423 shares of the Registrant's $.78 Convertible Series A Preferred Stock were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                     March 31, 2001      December 31, 2000
                                                                     ---------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $  7,822,681          $  8,638,417
    Restricted cash for settlement                                       1,498,431             1,501,692
    Loans receivable                                                     1,269,315             1,290,361
    Accounts receivable                                                    411,257               523,342
    Accrued interest receivable                                          1,720,823             1,287,997
    Due from related party                                                 836,179               752,625
    Prepaid expenses                                                       242,424               132,544
    Deposit Receivable                                                     544,975               420,844
                                                                      ------------          ------------
         Total current assets                                           14,346,085            14,547,822

    Property, improvements and equipment, net                           24,212,537            24,360,527
    Wraparound notes, net                                               10,486,554            10,486,554
    Deferred income tax asset, net                                       1,883,088             1,883,088
    Management contract rights, net                                        104,635               112,553
    Debt financing costs, net                                              529,071               554,336
                                                                      ------------          ------------
         Total assets                                                 $ 51,561,970          $ 51,944,880
                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                             $  1,313,621          $  1,419,720
    Accrued litigation payable                                           1,498,431             1,501,692
    Accrued interest payable                                               140,112               120,069
    Master Lease payable                                                 1,907,348             1,411,015
    Current portion of mortgages and notes payable                       1,361,830             1,074,271
                                                                      ------------          ------------
         Total current liabilities                                       6,221,342             5,526,767

    Mortgages and notes payable, long term portion                      28,528,708            29,044,464
                                                                      ------------          ------------
         Total liabilities                                              34,750,050            34,571,231
                                                                      ------------          ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
    Common stock ($.01 par value, 10,000,000 shares
       authorized, 4,943,633 shares issued, and 4,288,542
        outstanding, at March 31, 2001 and December 31, 2000)               49,436                49,436
    Preferred stock (Series A $.01 par value, $10 liquidation
       preference, 1,000,000 shares authorized,
       16,423 shares issued and outstanding at
       March 31, 2001 and December 31, 2000)                                   164                   164
    Additional paid in surplus                                          45,340,638            45,340,638
    Accumulated deficit                                                (25,324,275)          (24,762,546)
    Held in treasury - 655,091shares of common stock, at cost           (3,254,043)           (3,254,043)
                                                                      ------------          ------------
       Total stockholders' equity                                       16,811,920            17,373,649
                                                                      ------------          ------------
       Total liabilities and stockholders' equity                     $ 51,561,970          $ 51,944,880
                                                                      ============          ============

           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                    March 31, 2001       March 31, 2000
                                                                    --------------       --------------
REVENUES
   Rent                                                               $ 1,208,668          $ 1,329,277
   Interest income                                                        706,676              672,346
   Revenue from management company operations                             112,264              120,244
   Tenant reimbursements                                                  189,159              297,541
   Percentage rent                                                         35,038               35,792
   Gain on sale of real estate and real estate related assets                   0            3,557,670
                                                                      -----------          -----------
       Total revenues                                                   2,251,805            6,012,870
                                                                      -----------          -----------

EXPENSES
   Master Lease expense                                                   496,333              547,588
   Interest expense                                                       605,180              675,867
   Depreciation and amortization                                          194,001              173,457
   Salaries, general and administrative                                   536,289              620,725
   Property expenses                                                      498,480              394,266
   Expired extensions to land purchase contracts                                0              748,799
   Expenses for management company operations                             171,979              230,198
   Professional fees                                                      318,297              125,319
                                                                      -----------          -----------
       Total expenses                                                   2,820,559            3,516,219

(Loss) income before income taxes and minority interest                  (568,754)           2,496,651

Provision  for income taxes                                                13,305              949,095
                                                                      -----------          -----------

Net (loss) income before minority interest                               (582,059)           1,547,556

Minority interest in net loss of consolidated subsidiaries                 20,330               16,696
                                                                      -----------          -----------
Net (loss) income attributable to common stockholders                 $  (561,729)         $ 1,564,252
                                                                      ===========          ===========
(Loss) income per common share, basic                                 $      (.13)         $       .37
                                                                      ===========          ===========
Weighted average common shares outstanding, basic                       4,288,542            4,269,792
                                                                      -----------          ===========
(Loss) income per common share, diluted                               $      (.13)         $       .36
                                                                      ===========          ===========
Weighted average common shares outstanding, diluted                     4,288,542            4,360,589
                                                                      ===========          ===========



           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001




                                                          Common Stock             Preferred Stock             Treasury Stock
                                                    ------------------------ -------------------------- --------------------------
                                                      Shares         Cost        Shares         Cost      Shares          Cost
=================================================== ===========  =========== ============== =========== ===========  =============
Balance, January 1, 2001                              4,943,633     $49,436      16,423        $ 164     (655,091)    $(3,254,043)
Net loss for the three months ended March 31, 2001
                                                      ---------     -------      ------        -----     --------     -----------
Balance, March 31, 2001                               4,943,633     $49,436      16,423        $ 164     (655,091)    $(3,254,043)
                                                      =========     =======      ======        =====     ========     ===========






                                                         Additional
                                                          paid in         Accumulated       Stockholders'
                                                          surplus           deficit            equity
===================================================    ============== ================== =================
Balance, January 1, 2001                                $ 45,340,638     $(24,762,546)      $17,373,649
Net loss for the three months ended March 31, 2001                           (561,729)        (561,729)
                                                        ------------     ------------       -----------
Balance, March 31, 2001                                 $ 45,340,638     $(25,324,275)      $16,811,920
                                                        ============     ============       ===========





           See Accompanying Notes to Consolidated Financial Statements

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                         March 31, 2001      March 31, 2000
                                                                         --------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income ( loss)                                                     $  (561,729)         $ 1,564,252
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                              194,001              173,457
   Deferred income tax                                                              -              949,095
   Gain on sale of real estate related assets                                       -           (3,557,670)
   Changes in operating assets and liabilities
         Decrease in accounts receivable                                      112,085              176,467
         (Increase) decrease in due from related party                        (83,554)             146,254
         (Increase) decrease in accrued interest receivable                  (432,826)           2,201,257
         Increase in prepaid expenses and deposit receivable                 (234,011)             (37,646)
         Decrease in deposits to purchase land                                      -              612,500
         Decrease in accounts payable and accrued expenses                   (106,099)          (1,575,561)
         Increase (decrease) in accrued interest payable                       20,043               (6,285)
         Increase (decrease) in Master Lease payable                          496,333           (3,368,713)
         Decrease in accrued litigation payable                                (3,261)             (45,279)
         Decrease in income taxes payable                                           -               (1,595)
                                                                          -----------          -----------
         Net cash used in operating activities                               (599,018)          (2,769,467)
                                                                          -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Principal repayments on loans receivable                                    21,046               19,433
   Principal repayments on wraparound notes                                         -            2,056,721
   Purchase of leasehold improvements                                         (12,828)             (89,296)
   Proceeds from realization of real estate related assets, net                     -            5,503,279
                                                                          -----------          -----------
         Net cash provided by investing activities                              8,218            7,490,137
                                                                          -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Principal payments on mortgages and notes payable                         (228,197)          (3,746,644)
   Decrease in restricted cash for settlement                                   3,261               45,279
                                                                          -----------          -----------
         Net cash used in financing activities                               (224,936)          (3,701,365)
                                                                          -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (815,736)           1,019,305

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              8,638,417            8,032,257
                                                                          -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 7,822,681          $ 9,051,562
                                                                          ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for interest                         $   585,137          $   682,152
                                                                          ===========          ===========
         Cash paid during the period for income taxes                     $    13,305          $     1,595
                                                                          ===========          ===========


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


           See Accompanying Notes to Consolidated Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Milestone Properties, Inc.

We have reviewed the accompanying consolidated balance sheet of Milestone Properties, Inc. and its subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of revenues and expenses, stockholders' equity, and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the management of the Company.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
May 4, 2001

                   MILESTONE PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


The accompanying consolidated financial statements of Milestone Properties, Inc. ("Milestone") and its wholly owned subsidiaries (together, Milestone with its subsidiaries is hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended March 31, 2001 and 2000 are unaudited. The consolidated financial statements for the periods ended March 31, 2001 and 2000 have been reviewed by an independent public accountant pursuant to Rule 10-01 (d) of Regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000

The Company is primarily engaged in the ownership, operation and management of interests in commercial real estate properties, which as of March 31, 2001, and as of the date of this filing consists of (i) 10 properties owned in fee (the "Fee Properties"), (ii) the ownership of wraparound notes (the "Wraparound Notes") and wraparound mortgages (the "Wraparound Mortgages" and, together with the Wraparound Notes, the "Wrap Debt") which encumber one of nine separate commercial real properties (the "Underlying Properties" and, together with the Fee Properties, the "Properties"), (iii) one parcel of land and (iv) the operation and management of the Properties. At March 31, 2000, the Company possessed interests in 20 commercial real properties consisting of (i) 10 properties owned in fee and (ii) the ownership of wraparound notes and wraparound mortgages secured by 10 commercial real properties.

1.       ACQUISITION AND DISPOSITION OF REAL ESTATE RELATED ASSETS

None for the three month period ending March 31, 2001.

2.       INCOME TAXES

The Company is required by Statement of Financial Accounting Standards (SFAS) No. 109 to record a deferred tax asset or liability for the basis of an asset or liability that is temporarily different for financial reporting purposes and tax reporting purposes. Income taxes for interim periods are generally computed using the effective tax rate estimated to be applicable for the full fiscal year. The interim tax provision is adjusted for specific significant transactions which affect deferred tax assets or liabilities as recorded under SFAS 109. For the three months ended March 31, 2001, the deferred tax asset generated by the current period loss is offset in its entirety by a deferred tax asset valuation allowance.

3.       SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the following has occurred:

(a) The Tonowanda loans receivable balance in the amount of $1,269,315 was paid in full.

(b) The Company paid off the underlying mortgage on the property located in Danville, Illinois in the amount of $201,100.

(c) The Company paid off one of the underlying mortgages on the property located in Paris, Tennessee in the amount of $481,750.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This Quarterly Report on Form 10-Q for the period ended March 31, 2001 filed by Milestone contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and Milestone intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and its plans, goals and objectives. Such statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms. Milestone's actual results may differ materially from such statements. Factors that could cause or contribute to such differences include, without limitation, the following: (i) its plans, strategies, objectives, expectations and intentions are subject to change at any time at its discretion; (ii) general economic and business conditions, which may, among other things, affect the demand for retail space or retails goods, the availability and creditworthiness of prospective tenants, rental terms and the terms and availability of financing, are subject to change at any time; (iii) adverse changes in real estate markets including, among other things, competition with other companies; (iv) adverse changes in the properties Milestone owns which could require the expenditure of funds to fix or maintain such properties; (v) the general risks of real estate development and acquisitions, such as changes in demographics, construction delays, cost overruns, work stoppages and slowdowns, the cost and availability of skilled labor and weather conditions; (vi) governmental actions and initiatives, such as seizures of property, condemnation and construction of alternative roadways; (vii) environmental and safety conditions and hazards; and
(viii) other risks and uncertainties indicated from time to time in Milestone's filings with the Securities and Exchange Commission and in the documents incorporated herein by reference. Although Milestone believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, Milestone cannot make any assurances that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Milestone or any other person that the future events, plans or expectations contemplated by Milestone will be achieved. Furthermore, past performance is not necessarily an indicator of future performance.

The Company is engaged in the business of owning, acquiring, managing, developing and investing in commercial real estate and real estate related assets. See Part I - Financial Information, Item 1. Financial Statements, Notes to Consolidated Financial Statements, Note 1. Acquisition and Disposition of Real Estate Related Assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

For the three months ended March 31, 2001, the Company recognized net loss of ($561,729), or ($.13) per share of common stock, basic and diluted computation. For the three months ended March 31, 2000, the Company recognized net income of $1,564,252, or $0.37 per share of common stock, basic computation.

Total revenues for the three months ended March 31, 2001 were $2,251,805, as compared to $6,012,870 for the three months ended March 31,2000, a decrease of $3,761,065, or 63%, due primarily to the following:

Gain on sale of real estate and real estate related assets decreased by $3,557,670. This decrease is due to no payoffs of wraparound notes during the first quarter of 2001 as compared to the payoffs of six wraparound notes during the quarter ended March 31, 2000.

Total expenses for the three months ended March 31, 2001 were $2,820,559, as compared to $3,516,219 for the three months ended March 31, 2000, a decrease of $695,660, or 20% due primarily to the following:

Expired extensions to land purchase contracts for the three months ended March 31, 2001 were $0 as compared to $748,799 for the three months ended March 31, 2000. This is primarily due to no land purchase contracts being extended, or having previous extensions expire, during the first quarter of 2001.

CASH FLOWS

For the three months ended March 31, 2001, the Company had a decrease in cash and cash equivalents of $815,736, as compared to an increase in cash and cash equivalents of $1,019,305 for the three months ended March 31, 2000. For the three months ended March 31, 2001, cash used in operating activities was $599,018, cash provided by investing activities was $8,218 and cash used in financing activities was $224,936. The significant increase in cash and cash equivalents for the three months ended March 31, 2000 is primarily due to the Company generating cash proceeds from the payoff of five wraparound notes during the three months ended March 31, 2000 as compared to no payoffs of wraparound notes during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended December 31, 2000, the Company generated cash as a result of payments received by the Company on its Wraparound Notes, as described above. This trend may continue as the Partnerships which own the properties attempt to sell Underlying Properties with eminent wrap maturities.

The Company had made investments in land ventures ("Ventures"), and the Ventures previously assumed contracts to purchase certain land parcels in the South Florida area. At March 31, 2001, no deposits to purchase land were outstanding. No additional capital contributions will be required by the Company to service the costs associated with extending the expiration dates of land parcel contracts. The consolidated financial statements include the operating results for the Ventures. A land parcel owned by the Ventures is currently under contract to be sold to an unaffiliated third party for a price of $5,300,000. The Company's existing borrowings and the encumbrances on the properties securing those borrowings may inhibit, or result in increased costs to the Company in connection with its ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

The Company has invested available funds in secure, short-term, interest bearing investments. On a short-term basis, the cash position is believed to be sufficient to support all operating activities. On a long-term basis, the Company believes that its levels of working capital, liquidity and cash flows from operations, and access to credit are sufficient to support future operations.

Other than described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company, in its normal course of business, is theoretically exposed to interest rate changes as they relate to real estate mortgages and the effect of such mortgage rate changes on the value of real estate. However, most of its mortgage debt is at fixed rates, is for extended terms, is not assumable and would be unaffected by any sudden change in interest rates. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Since the Company intends to hold its existing mortgages to maturity (or until the sale of a Property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position.

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


                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Milestone's Board of Directors determined not to declare any dividends on the Series A Preferred Stock during each of the years ended December 31, 1998, 1999 and 2000 and during the three months ended March 31, 2001. The last dividend declared by Milestone was for the quarter ended December 31, 1995 and was paid on February 15, 1996 at $0.195 per share of Series A Preferred Stock. Any decision as to the future payment of dividends on the Series A Preferred Stock will depend on the results of operations and the financial condition of the Company and such other factors as Milestone's Board of Directors, in its discretion, deems relevant.

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

Notwithstanding its recommendation and consistent with the terms of the merger agreement, if the special committee concludes that the failure to provide information to, or engage in discussions with any other parties, interested in a possible acquisition of the Company, would be inconsistent with its fiduciary duties to Milestone's stockholders, the special committee may provide information to, and engage in discussions and negotiations with such interested parties. Under specified circumstances, Milestone has the right to terminate the merger agreement and to enter into an agreement with a party proposing a competing transaction. In the event the merger agreement is terminated for certain reasons, Milestone will be obligated to pay Concord a break-up fee and reimbursed costs not to exceed $600,000. Concord, together with its affiliates, including Leonard Mandor and Robert Mandor, possess sufficient voting power to approve the transaction contemplated by the merger agreement and to approve or disapprove any competing transaction approved by the special committee. See our
Schedule 13E-3, dated April 27, 2001, which appears as Exhibit 99.1, and
Schedule 14A "Preliminary Proxy" materials which appears as Exhibit 99.2.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          99.1 The Company's Schedule 13E-3, as filed with the SEC on April 27, 2001.

          99.2 The Company's Schedule 14A Preliminary Proxy Statement, as filed with the SEC on April 27, 2001.


     (b)  Reports on Form 8-K:

          NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MILESTONE PROPERTIES, INC.
                                      (Registrant)



Date:    May 11, 2001                 By  /s/ Robert A. Mandor
                                          -------------------------------------
                                          Robert A. Mandor
                                          President and Chief Financial Officer



Date:    May 11, 2001                 By  /s/ Patrick S. Kirse
                                          -------------------------------------
                                          Patrick S. Kirse
                                          Vice President of Accounting
                                          (Principal Accounting Officer)